Form 10-Q
period 1995-09-30
MOBILE ENERGY SERVICES HOLDINGS INC; MOBILE ENERGY SERVICES CO LLC
filed 1995-11-14
CIK 945979, 948362



=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1995

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______


Commission         Registrant, State of Incorporation,                 I.R.S. Employer
File Number        Address and Telephone Number                        Identification No.

33-92776           Mobile Energy Services Company, L.L.C.              66-1148953
                  (An Alabama Corporation)
                   900 Ashwood Parkway, Suite 300
                   Atlanta, Georgia 30338
                   (770) 673-7781

33-92776           Mobile Energy Services Holdings, Inc.               58-2133689
                  (An Alabama Corporation)
                   900 Ashwood Parkway, Suite 450
                   Atlanta, Georgia 30338
                   (770) 673-7730


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months(or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes   No  X




                                                 Description of              Shares Outstanding
Registrant                                       Common Stock                at October 31, 1995
Mobile Energy Services Company, L.L.C.           Not Applicable
Mobile Energy Services Holdings, Inc.            Par Value $1 Per Share            1,000

============================================================================

                                                    Table of Contents

PART I
                                                                         PAGE
Definitions                                                                2

Mobile Energy Services Company, L.L.C.
      Management's Opinion as to Fair Statement of Results                 3
      Condensed Statements of Income                                       4
      Condensed Statements of Cash Flows                                   5
      Condensed Balance Sheets                                             6

Mobile Energy Services Holdings, Inc.
      Management's Opinion as to Fair Statement of Results                 7
      Condensed Statements of Income                                       8
      Condensed Statements of Cash Flows                                   9
      Condensed Balance Sheets                                            10

Combined Management's Discussion and Analysis of Results of Operations
      and Financial Condition                                             11

Notes to the Condensed Financial Statements                               15

PART II

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

                                       DEFINITIONS

  TERM                                   MEANING

  Clean Air Act .......................  Clean Air Act Amendments of 1990
  FASB.................................  Financial Accounting Standards Board
  Holdings.............................  Mobile Energy Services Holdings, Inc.
  Mobile Energy........................  Mobile Energy Services Company, L.L.C.
  Scott Paper..........................  Scott Paper Company
  SEC..................................  Securities and Exchange Commission
  SEI..................................  Southern Electric International, Inc.
  SOUTHERN.............................  The Southern Company

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Registration Statement on Form S-1, as amended.


                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                             For the Three Months                    For the Nine Months
                                                           Ended September 30, 1995               Ended September 30, 1995
                                                           ------------------------               ------------------------

OPERATING REVENUES:
Demand charges                                                      $14,678                                 $43,658
Processing charges                                                    5,520                                  17,757
Other                                                                   125                                     347
                                                                    -------                                 -------
Total operating revenues                                             20,323                                  61,762
                                                                    -------                                 -------

OPERATING EXPENSES:
Operations and maintenance                                            6,974                                  19,024
Fuel                                                                  1,137                                   4,645
Depreciation                                                          2,923                                   8,558
                                                                    -------                                 -------
Total operating expenses                                             11,034                                  32,227
                                                                    -------                                 -------

OPERATING INCOME                                                      9,289                                  29,535
INTEREST EXPENSE                                                      5,487                                  11,036
OTHER INCOME                                                            546                                     589
                                                                    -------                                 -------

NET INCOME                                                          $ 4,348                                 $19,088
                                                                    =======                                 =======

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.



                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                       For the Nine Months
                                                                                                       September 30, 1995
                                                                                                       ------------------

OPERATING ACTIVITIES:
Net income                                                                                                  $  19,088
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                              8,558
Change in certain current assets and liabilities:
     Increase in trade accounts receivable                                                                     (9,168)
     Decrease in receivables from associated companies                                                          1,403
     Decrease  in trade accounts payable                                                                       (1,689)
     Decrease in account payable - associated company                                                          (6,986)
     Increase in accrued interest                                                                               2,505
     Other, net                                                                                                  (130)
                                                                                                            ---------
     Net cash provided from operating activities                                                               13,581
                                                                                                            ---------

INVESTING ACTIVITIES:
Property, plant, and equipment additions                                                                         (680)
Construction work in process additions                                                                         (4,065)
                                                                                                             --------
Net cash used in investing activities                                                                          (4,745)
                                                                                                             --------

FINANCING ACTIVITIES:
Issuance of long-term debt                                                                                    296,408
Equity contributions                                                                                            3,057
Redemption of long-term debt                                                                                  (85,000)
Redemption of note payable - associated company                                                              (190,000)
Payment of member distributions                                                                               (13,825)
                                                                                                            ---------
Net cash provided from financing activities                                                                    10,640
                                                                                                            ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                          19,476
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                                1,173
                                                                                                            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                  $  20,649
                                                                                                            =========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS


                                                                           At September 30, 1995          At December 31,
                                                                                  (Unaudited)                   1994
                                                                           ---------------------          ---------------

CURRENT ASSETS
Cash and cash equivalents                                                         $ 20,649                     $  1,173
Customer receivables                                                                13,398                        4,230
Receivables from associated companies                                                    0                        1,403
Materials and supplies                                                               2,245                        2,116
Prepaid expenses                                                                       235                        1,102
Other                                                                                  526                          134
                                                                                  --------                     --------
Total current assets                                                                37,053                       10,158
                                                                                  --------                     --------

PROPERTY, PLANT AND EQUIPMENT                                                      358,469                      357,789
Less accumulated depreciation                                                       (8,949)                        (468)
Add construction work in process                                                     4,065                            0
                                                                                  --------                     --------
Property, plant and equipment, net                                                 353,585                      357,321
                                                                                  --------                     --------

DEFERRED LOAN COST
Net of accumulated amortization of $205 at September 30, 1995
     and $0 at December 31, 1994                                                    45,419                        1,822
                                                                                  --------                     --------

Total Assets                                                                      $436,057                     $369,301
                                                                                  ========                     ========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                            $    586                     $  2,275
Account payable - associated company                                                 4,237                       11,223
Note payable - associated company                                                        0                      190,000
Current portion - long-term debt                                                     5,895                            0
Accrued interest                                                                     2,824                          319
Other                                                                                  130                          734
                                                                                  --------                     --------
Total current liabilities                                                           13,672                      204,551
                                                                                  --------                     --------

LONG-TERM DEBT                                                                     334,315                       85,000

COMMITMENTS AND CONTINGENCIES (Note B)

MEMBERS' EQUITY                                                                     88,070                       79,750
                                                                                  --------                     --------

Total Liabilities and Members' Equity                                             $436,057                     $369,301
                                                                                  ========                     ========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Consolidated Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Registration Statement on Form S-1, as amended.



              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)



                                                             For the Three Months                    For the Nine Months
                                                           Ended September 30, 1995               Ended September 30, 1995
                                                           ------------------------               ------------------------
OPERATING REVENUES:
Demand charges                                                      $14,678                                 $43,658
Processing charges                                                    5,520                                  17,757
Other                                                                   125                                     347
                                                                    -------                                 -------
Total operating revenues                                             20,323                                  61,762
                                                                    -------                                 -------

OPERATING EXPENSES:
Operations and maintenance                                            6,974                                  19,024
Fuel                                                                  1,137                                   4,645
Depreciation                                                          2,923                                   8,558
                                                                    -------                                 -------
Total operating expenses                                             11,034                                  32,227
                                                                    -------                                 -------

OPERATING INCOME                                                      9,289                                  29,535
INTEREST EXPENSE                                                      5,487                                  11,036
OTHER INCOME                                                            546                                     589
MINORITY INTEREST                                                        26                                     117
                                                                    -------                                 -------
INCOME BEFORE INCOME TAXES                                            4,322                                  18,971
PROVISION FOR INCOME TAXES                                            1,663                                   7,301
                                                                    -------                                 -------

NET INCOME                                                          $ 2,659                                 $11,670
                                                                    =======                                 =======

The accompanying notes as they relate to Holdings are an integral part of these condensed statements.


              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                     For the Nine Months
                                                                                                     September 30, 1995
                                                                                                     -------------------

OPERATING ACTIVITIES:
Net income                                                                                                 $ 11,670
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                              8,558
   Minority interest                                                                                            117
Change in certain current assets and liabilities:
   Increase in trade accounts receivable                                                                     (9,168)
   Decrease in trade accounts payable                                                                        (1,689)
   Decrease in account payable - associated company                                                          (6,965)
   Increase in accrued interest                                                                               2,505
   Increase in deferred income taxes                                                                         15,985
   Other, net                                                                                                   704
                                                                                                           --------
Net cash provided from operating activities                                                                  21,717
                                                                                                           --------

INVESTING ACTIVITIES:
Property, plant, and equipment                                                                                 (680)
Construction work in process                                                                                 (4,065)
                                                                                                            -------
Net cash used in investing activities                                                                        (4,745)
                                                                                                            -------

FINANCING ACTIVITIES:
Issuance of long-term debt                                                                                  296,408
Redemption of long-term debt                                                                                (85,000)
Redemption of note payable - associated company                                                            (190,000)
Payment of dividends                                                                                        (14,694)
                                                                                                           --------
Net cash provided from financing activities                                                                   6,714
                                                                                                           --------

INCREASE IN CASH AND EQUIVALENTS                                                                             23,686
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                              1,173
                                                                                                           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                 $ 24,859
                                                                                                           ========

SUPPLEMENTAL CASH FLOW  INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                                    $  6,805
   Income taxes (refunded)                                                                                   (7,268)

The accompanying notes as they relate to Holdings are an integral part of these condensed statements.


              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                           At September 30, 1995             At December 31,
                                                                                  (Unaudited)                       1994
                                                                           ---------------------             ---------------

CURRENT ASSETS
Cash and cash equivalents                                                            $ 24,859                   $  1,173
Customer receivables                                                                   13,398                      4,230
Receivables from associated companies                                                       0                      1,403
Materials and supplies                                                                  2,245                      2,116
Prepaid expenses                                                                          235                      1,102
Other                                                                                     634                        134
                                                                                     --------                   --------
Total current assets                                                                   41,371                     10,158
                                                                                     --------                   --------

PROPERTY, PLANT AND EQUIPMENT                                                         358,469                    357,789
Less accumulated depreciation                                                          (8,949)                      (468)
Add construction work in process                                                        4,065                          0
                                                                                     --------                   --------
Property, plant and equipment, net                                                    353,585                    357,321
                                                                                     --------                   --------

DEFERRED LOAN COST
Net of accumulated amortization of $205
     at September 30, 1995 and $0 at December 31, 1994                                 45,419                      1,822
                                                                                     --------                   --------
Total assets                                                                         $440,375                   $369,301
                                                                                     ========                   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Trade accounts payable                                                               $    586                   $  2,275
Account payable - associated company                                                    4,258                     11,223
Note payable - associated company                                                           0                    190,000
Current portion - long-term debt                                                        5,895                          0
Accrued interest                                                                        2,824                        319
Other                                                                                     138                      1,169
                                                                                     --------                   --------
Total current liabilities                                                              13,701                    204,986
                                                                                     --------                   --------

LONG-TERM DEBT                                                                        334,315                     85,000
DEFERRED INCOME TAXES                                                                  18,959                      2,974
MINORITY INTEREST                                                                         881                        798
COMMITMENTS AND CONTINGENCIES (Note B)

STOCKHOLDER'S EQUITY:
Common stock, $1 par value 1,000 shares issued and outstanding                              1                          1
Paid-in capital                                                                        74,249                     74,249
Retained earnings (deficit)                                                            (1,731)                     1,293
                                                                                     --------                   --------

Total Liabilities and Stockholder's Equity                                           $440,375                   $369,301
                                                                                     ========                   ========

The accompanying notes as they relate to Holdings are an integral part of these condensed statements.

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

Background
Mobile Energy and Holdings were formed to acquire, own and manage the energy and black liquor recovery complex (the Energy Complex) located at an integrated pulp, paper and tissue manufacturing facility in Mobile, Alabama. Mobile Energy acquired the Energy Complex and commenced operations on December 16, 1994. Its sole business consists exclusively of the ownership and management of the Energy Complex. Holdings, which owns 99% of the equity interests in Mobile Energy, does not conduct any independent operations. SEI owns the remaining equity interest in Mobile Energy.

     The manufacturing facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp by the pulp mill. The pulp, paper and tissue mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes black liquor delivered by the pulp mill owner into green liquor, a necessary component of the pulp making process. The conversion of black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam used for steam processing services. Mobile Energy's revenues are comprised primarily of demand and processing charges for services provided to the three mills.

     Demand charges represent compensation to Mobile Energy for dedicating a portion of the Energy Complex's capacity to the three mills. Demand charges were designed to cover, among other things, fixed costs, including debt service.

     Processing charges are paid by each mill owner to Mobile Energy based on formulary usage charges which vary from month to month, based on the amount of processing services required by, and provided to, each mill owner, and on Mobile Energy's efficiency with respect to fuel usage. Processing charges were designed to cover variable operating costs not covered by demand charges, including fuel expenses.

     Because the Energy Complex was not operated as an independent business prior to Mobile Energy's acquisition, no financial statements are available with respect to periods prior to December 16, 1994. Accordingly, this discussion will not include financial comparisons of current and prior year periods. Additionally, as a consequence of the relatively short time period since Mobile Energy began operations, discussion and analysis of its results of operations is necessarily limited in scope, and may not be indicative of the results of operations and financial condition over a long period of time.

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations  (Continued)

Revenues
Operating revenues for the third quarter were $20.3 million , including demand charges of $14.7 million and processing charges of $5.5 million. Operating revenues year-to-date were $61.8 million, including demand charges of $43.7 million and processing charges of $17.8 million.

     Demand charges represent reimbursement to Mobile Energy of fixed operating costs and, as a result, will not fluctuate based on the level of processing services provided to the mills. Processing charges for these same periods reflect utilization of the Energy Complex near capacity levels. Demand and processing charges for the third quarter and year-to-date 1995 in thousands of dollars and expressed as a percent of total revenues, were as follows:

                                 Quarter Ended             Nine Months Ended
                               September 30, 1995          September 30, 1995
                               Dollars    Percent          Dollars    Percent
                               -------    -------          -------    -------
Demand charges                 $14,678     72.2%           $43,658     70.7%
Processing charges
   Pulp Mill                       877      4.3              3,326      5.4
   Tissue Mill                   2,339     11.5              7,206     11.7
   Paper Mill                    2,304     11.4              7,225     11.7
Other revenues                     125       .6                347       .5
                               -------    -----            -------    -----
Total revenues                 $20,323    100.0%           $61,762    100.0%
                               =======    =====            =======    =====

Operating Expenses
Total operating expenses for the third quarter and year-to-date 1995 aggregated $11.0 million and $32.2 million, respectively. Operating expenses are comprised of operations and maintenance expenses, fuel, and depreciation and amortization and aggregated $7.0 million, $1.1 million and $2.9 million, respectively for the third quarter and $19.0 million, $4.6 million and $8.6 million for the nine months ended September 30, 1995.

     Interest expense for the third quarter and year-to-date 1995 was $5.5 million and $11.0 million, respectively. Interest expense reflects the issuance of $255.2 million first mortgage bonds in August 1995 bearing a coupon interest rate of 8.665 % in addition to the amortization of swap breakage costs relative to interest rate hedging agreements entered into in connection with the acquisition. These interest rate hedging agreements are discussed further under "Use of Proceeds" in Mobile Energy's Registration Statement on Form S-1, as amended, and in Note A to the condensed financial statements herein.

     Mobile Energy's net income for the third quarter was $4.3 million. Holdings' net income for this same period was $2.7 million after deducting

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations  (Continued)

minority interest of $.02 million and income taxes of $1.7 million. For the nine months ended September 30, 1995 Mobile Energy's net income was $19.1 million. Holdings' net income for this same period was $11.7 million after deducting minority interest of $.1 million and income taxes of $7.3 million. Income taxes for both periods were accrued based on a combined 38.25% state and federal rate applied to pre-tax income.

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including the demand for processing services and the ability of Mobile Energy to operate its facility efficiently.

     Under the energy service agreements with mill owners, demand charges are payable on a monthly basis regardless of whether a mill actually utilizes any or all of the processing services corresponding to its dedicated demand. The operating agreements generally provide that the aggregate demand level of the mills (and, therefore, the aggregate demand charges payable by the mills) for any processing service is subject to reduction only in December 1999, and on each second anniversary thereafter. Each such two-year period is referred to as a Demand Period. Subsequent to December 1999, demand charge reductions could occur only if a mill's peak usage of a particular processing service in the current Demand Period is less than its corresponding peak usage in the immediately preceeding Demand Period. If this condition is met, a mill is permitted to select a lower demand level for the ensuing Demand Period. Such lower demand level, however, cannot be less than such mill's peak usage of the particular processing service during the just concluded Demand Period.

     Aggregate demand levels for processing services are subject to increase periodically when a mill owner elects to increase its then applicable requirement for processing service. However, because aggregate demand levels for each processing service are currently equal to or approximate maximum capacity, no increases over current demand levels can occur. Engineering estimates indicate that between 65% and 67% of Mobile Energy's total operating revenues through December 1999 will be attributable to demand charges and that the remainder will be attributed to processing charges.

     There is no requirement for a mill owner to purchase any particular quantity of processing service at any given time. Therefore, Mobile Energy's revenues from processing charges can be affected by seasonal and cyclical fluctuations in the pulp, tissue and paper industry that affect the mills' requirements for processing services. The markets for certain of the mills' products have been highly cyclical, characterized by periods of supply and demand imbalance. Mobile Energy expects, however, that a reduction in the quantity of processing services provided to the mill owners as a result of such imbalance would reduce variable operating expenses.

     Pursuant to the implementation of a computer model that will compute, among other things, the fuel cost component of the processing charges, Mobile Energy will be permitted to charge mill owners, as a component of the processing charges, for only those quantities of coal and gas that are

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations  (Continued)

contractually determined to be efficient (coal) and within specified protocol for boiler dispatch (gas). If the Energy Complex uses more coal or gas than amounts contractually includable as processing charges in the computer model, the costs attributable to the excess quantities will be borne solely by Mobile Energy. By contrast, if the Energy Complex uses less coal or gas than is includable as a component of the processing charges in the computer model, net income will be favorably impacted. Mobile Energy believes that it generally will be able to operate the Energy Complex as efficiently as the standards set forth in the computer model. Currently, Mobile Energy charges mill owners the actual cost of fuel incurred.

     Increases in compliance costs related to the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act and similar State of Alabama requirements will reduce earnings if such increased costs cannot be offset. These matters are discussed under "Environmental Conditions" and "Environmental Reports" in the "Business" section in Mobile Energy's Registration Statement on Form S-1, as amended.

Financial Condition

Overview
As of September 30, 1995, Mobile Energy had $20.6 million in cash and cash equivalents and total debt outstanding of $340.2 million. Outstanding debt includes $255.2 million of first mortgage bonds issued on August 24, 1995, the proceeds of which were used in part to repay a $190 million bridge loan to SOUTHERN. The remaining debt consists of $85 million in tax-exempt bonds of The Industrial Development Board of the City of Mobile, Alabama, the proceeds of which were used to refund a 1984 tax-exempt bond previously issued by Scott Paper and assumed by Mobile Energy as part of the acquisition of the Energy Complex.

     Mobile Energy's projected obligations for required payments of principal and interest on long-term debt total approximately $33.6 million, $34.4 million and $34.3 million for the years 1996, 1997 and 1998, respectively. There are no interim principal maturities of the $85 million tax-exempt bonds which mature January 1, 2020. Management believes cash flow from operations, together with Mobile Energy's other available sources of liquidity, will be adequate to provide for debt service, working capital and anticipated capital expenditures.

Capital Requirements
Estimated capital expenditures for the years 1996 through 1998 are $15.5 million, $5.5 million and $6.2 million, respectively. The capital budget is subject to periodic review and revision. Capital costs incurred may vary from estimates because of several factors, including changes in business conditions, changes in environmental regulations and increasing costs of labor, equipment and materials.

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Financial Condition  (Continued)

Sources of Funds
Mobile Energy expects to meet future capital requirements primarily by using funds from operations and, if needed, by utilizing a line of credit guaranteed by SOUTHERN in the amount of $11 million.

     To meet short-term cash needs and contingencies, Mobile Energy will rely on cash flow from operations and short term borrowings under a $15 million working capital facility.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


     Registrant                                 Applicable Notes

     MOBILE ENERGY                              A, B

     HOLDINGS                                   A, B

                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) On December 19, 1994, Mobile Energy entered into two swaps with a bank. The purpose of the swaps was to reduce the potential impact of interest rate fluctuations between December 19, 1994 and the date the rates on Mobile Energy's outstanding industrial revenue bonds and first mortgage bonds are fixed. On August 24, 1995, Mobile Energy paid approximately $32.3 million from the proceeds of its first mortgage bond offering to terminate the swaps. This payment is deferred and amortized to interest expense over the period of the related debt.

(B) Mobile Energy is contractually obligated under three energy service agreements (the "Agreements") to provide power processing services and steam processing services to the mills and liquor processing services to the pulp mill for a period of 25 years beginning December 16, 1994. Under the terms of the agreements, the mill owners are obligated to pay monthly fixed demand charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased.

           In connection with the acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Scott Paper. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is an option to purchase the land from Scott Paper at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under FASB No. 13, "Accounting for Leases."

PART II  -  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits.

            Exhibit 27 - Financial Data Schedules
            (a)    Mobile Energy
            (b)    Holdings

    (b)    Reports on Form 8-K.

           Neither registrant filed a Form 8-K during the third quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES COMPANY L.L.C.

     By       Thomas G. Boren
              /s/ Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)

     By       Raymond D. Hill
              /s/ Raymond D. HIll
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                                       Date:  November 10, 1995
  -----------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES HOLDINGS, INC.

     By       Thomas G. Boren
              /s/ Thomas G. Boren
             President and Chief Executive Officer

     By       Raymond D. Hill
              /s/ Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)

                                                       Date:  November 10, 1995