Form 10-K405
period 1995-12-31
MOBILE ENERGY SERVICES HOLDINGS INC; MOBILE ENERGY SERVICES CO LLC
filed 1996-03-29
CIK 945979, 948362

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1995
                                       OR
              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to



Commission          Registrant, State of Incorporation,         I.R.S. Employer
File Number            Address and Telephone Number           Identification No.
-----------         -----------------------------------       ------------------

33-92776             Mobile Energy Services Company, L.L.C.        63-1148953
                     (An Alabama Limited Liability Company)
                     900 Ashwood Parkway, Suite 300
                     Atlanta, Georgia 30338
                     (770) 379-7781


33-92776             Mobile Energy Services Holdings, Inc.         58-2133689
                     (An Alabama Corporation)
                     900 Ashwood Parkway, Suite 450
                     Atlanta, Georgia 30338
                     (770) 379-7730


===============================================================================

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

       Each of the registrants meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure as permitted by such General Instruction J.

       A description of the registrants' common stock follows:


                                            Description of             Shares Outstanding
Registrant                                  Common Stock              at February 28, 1996
----------                                  --------------            --------------------

Mobile Energy Services Company, L.L.C.      Not applicable                Not applicable
Mobile Energy Services Holdings, Inc.       Par Value $1 Per Share            1,000



                                                   Table of Contents

               PART I                                                                                                    PAGE

Item 1         Business-...............................................................................................    I-1
                  General..............................................................................................    I-1
                  Power, Steam and Liquor Processing Sales.............................................................    I-2
                  Operations...........................................................................................    I-8
                  Sources and Availability of Raw Materials............................................................    I-9
                  Permitting and Regulatory Matters....................................................................    I-10
                  Environmental Considerations.........................................................................    I-11
                  Outages..............................................................................................    I-13
                  Summary of Principal Project Contracts...............................................................    I-15
Item 2         Properties..............................................................................................    I-57
Item 3         Legal Proceedings.......................................................................................    I-62
Item 4         Submission of Matters to a Vote of Security Holders.....................................................    I-62

               PART II

Item 5         Common Equity Market....................................................................................    II-1
Item 6         Selected Financial Data.................................................................................    II-1
Item 7         Management's Discussion and Analysis of Results of Operations
                  and Financial Condition..............................................................................    II-1
                  Background...........................................................................................    II-1
                  Results of Operations................................................................................    II-1
                  Revenues.............................................................................................    II-2
                  Expenses.............................................................................................    II-2
                  Liquidity and Capital Resources......................................................................    II-2
                  Environmental Matters................................................................................    II-6
                  Funding of the Maintenance Reserve Account...........................................................    II-7
                  Tax Matters..........................................................................................    II-7
Item 8         Financial Statements and Supplementary Data.............................................................    II-9
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................    II-9

               PART III

Item 10        Directors and Executive Officers of the Registrants.....................................................   III-1
Item 11        Executive Compensation..................................................................................   III-1
Item 12        Security Ownership of Certain Beneficial Owners and Management..........................................   III-1
Item 13        Certain Relationships and Related Transactions..........................................................   III-1

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..........................................................................................    IV-1



                              SELECTED DEFINITIONS

      When used in this report, the following terms will have the meanings indicated.

        "Abandonment" means (i) the announcement by Mobile Energy of its decision to suspend for more than thirty (30) days or abandon the operation of the Energy Complex or (ii) the suspension for more than thirty (30) days (as extended during the continuance of a Force Majeure Event), abandonment or indefinite deferral of the operation of the Energy Complex.

        "Actual Energy Complex Capacity" means the Actual Liquor
Processing Capacity, the Actual Steam Processing Capacity and the Actual Power Processing Capacity.

        "Actual Liquor Processing Capacity" means the actual capability of the Energy Complex to deliver Liquor Processing Services at any given time.

        "Actual Power Processing Capacity" means the actual capability of the Energy Complex to deliver Power Processing Services at any given time.

        "Actual Steam Processing Capacity" means the actual capability of the Energy Complex to provide Steam Processing Services at any given time.

        "ADEM" means the Alabama Department of Environmental Management.

        "Adverse Financial Effect" means the extent to which Mobile
Energy is adversely financially affected as the direct result of a Change Event, measured as any Change in Net Costs, provided that an "Adverse Financial Effect" shall in no event include or be calculated to include any amount which is intended to provide Mobile Energy with any specified or benchmark rate of return, debt coverage ratio or other similar ratio or amount which is based upon an anticipated or expected economic benefit to be derived from, or the anticipated or expected financial performance of, the operation of the Energy Complex.

        "Affiliate" of a specified Person means any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with the specified Person. As used in this definition, "control", "controlled by" and "under common control with" shall mean possession, directly or indirectly, or power to direct or cause the direction of management or policies of such Person (whether through ownership of securities or other partnership or ownership interests, by contract or otherwise), provided that in any event, any Person which owns directly, indirectly or beneficially ten percent (10%) or more of the securities having voting power for the election of directors or other governing body of a corporation or ten percent (10%) or more of the partnership interests or other ownership interests of any other Person will be deemed to control such Person. Notwithstanding the foregoing, no individual shall be deemed to be an Affiliate of a Person solely by reason of his or her being a director, committee member, officer or employee of such Person.

        "Aggregate Power Processing Demand" means, collectively, the
Pulp Mill Power Processing Demand, the Tissue Mill Power Processing Demand and the Paper Mill Power Processing Demand.

        "Aggregate Power Processing Requirement" means the aggregate requirement of the Mills for Power Processing Services at any given time.

        "Aggregate Steam Processing Demand" means, collectively, the
Pulp Mill Steam Processing Demand, the Tissue Mill Steam Processing Demand and the Paper Mill Steam Processing Demand.

        "Aggregate Steam Processing Requirement" means the aggregate requirement of the Mills for Steam Processing Services at any given time.

        "Alabama Power" means Alabama Power Company.

        "Alabama PSC" means the Alabama Public Service Commission.

        "Asset Lease Agreements" means the series of lease or sublease and assignment agreements by which Scott conveyed to Mobile Energy (as the assignee of Holdings) those part of the facilities, structures and equipment comprising the Energy Complex to which title is held by the IDB and which are leased by the IDB to Scott/Kimberly-Clark or are currently subject to installment sale agreements between the IDB and Scott/Kimberly-Clark.

        "Asset Purchase Agreement" means the Asset Purchase Agreement dated as of December 12, 1994 between Scott and Mobile Energy (as the assignee of Holdings).

        "Back-Up Power" means power purchased by the Mill Owners from Alabama Power that is treated by Alabama Power as back-up power under the 1986 Alabama Power Contract as such contract was applied and administered by Scott and Alabama Power prior to the Acquisition Closing Date.

        "Bankruptcy Code" means the Federal Bankruptcy Code of 1978, as amended.

        "Bankruptcy Event" means, with respect to any person, (i) such Person's general inability, or its admission of its inability, to pay its debts as such debts become due, (ii) the application by such Person for or its consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property,
(iii) the commencement by such Person of a voluntary case under the Bankruptcy Code, (iv) the making by such Person of a general assignment for the benefit of its creditors, (v) the filing of a petition by such Person seeking to take advantage as a debtor of any other law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement, winding-up or readjustment of debts, (vi) the failure by such Person to controvert in a timely and appropriate manner, or its acquiescence in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, (vii) the taking of any corporate or other action by such Person for the purpose of effecting any of the foregoing, (viii) the commencement of a proceeding or case, without the application or consent of such Person, in any court seeking (A) such Person's reorganization, liquidation, dissolution, arrangement or winding-up, or the composition or readjustment of its debts, (B) the appointment of a trustee, receiver, custodian, liquidator, examiner or the like of such Person or all or any substantial part of its property or (C) similar relief in respect of such

Person under any law relating to bankruptcy, insolvency, reorganization, winding-up or composition or adjustment of debts and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect for a period of 60 or more days, or (ix) an order for relief against such Person shall be entered in an involuntary case under the Bankruptcy Code.

        "Bond Transfer Instrument" means the agreement of the Scott
Subsidiary selling, assigning and transferring the 1994 Bonds to Mobile Energy.

        "Change Event" means a Process Model Adjustment Event or a
Financial Adjustment Event, individually or collectively, as the context may require.

        "Change in Net Costs" means, as the direct result of a Change
Event, any capital expenditure incurred by Mobile Energy or any change in Mobile Energy's costs required to operate and maintain the Energy Complex (which shall be deemed to include any energy taxes payable due to a Financial Adjustment Event pursuant to clause (A) of the definition thereof), net of any offsetting financial benefit that will be recovered by Mobile Energy through (i) an automatic adjustment (including any change through indices or escalators) applicable to the Process Model, Processing Charges, Demand Charges or any other charges payable by the Mill Owners under their respective Energy Services Agreements, the Master Operating Agreement or any other Project Agreement, (ii) reduced operating costs or other monetary benefit derived by Mobile Energy in connection with such Change Event or (iii) insurance proceeds received in connection with such Change Event.

        "Clean Air Act" means the Clean Air Act Amendments of 1990.

        "Collateral Agent" means the collateral agent for the Senior Secured Parties under the Intercreditor Agreement, which is Bankers Trust (Delaware).

        "Confidentiality Agreement" means the Confidentiality Agreement dated December 12, 1994 among Southern Electric, Mobile Energy, Scott/Kimberly-Clark, and S.D. Warren.

        "Consent to Assignment" means any one or more (as the context may require) of the consents to assignment executed by certain of the parties to certain of the Project Contracts in connection with the collateral assignment of Mobile Energy's rights under those contracts to the Collateral Agent.

        "Conversion Demand" means 42.7 million pounds of virgin dry black liquor solids per week, as such amount may be revised from time to time pursuant to the Master Operating Agreement.

        "Conversion Demand Charge" means the Demand Charges for Liquor Processing Services for a given period of time.

        "Current Liquor Processing Nomination" means the maximum amount of black liquor to be delivered to Mobile Energy pursuant to the Pulp Mill Energy Services Agreement during any week.

        "Current Paper Mill Power Processing Nomination" means the maximum amount of power processing required of Mobile Energy pursuant to the Paper Mill Energy Services Agreement during any fifteen (15) minute period during any day, which amount taken together with the Current Pulp Mill Power Processing Nomination and the Current Tissue Mill Power Processing Nomination shall not exceed the Aggregate Power Processing Demand, as revised from time to time pursuant to the Master Operating Agreement.

        "Current Paper Mill Steam Processing Nomination" means the maximum amount of steam to be processed by Mobile Energy pursuant to the Paper Mill Energy Services Agreement during any one (1) hour period during any day, which amount taken together with the Current Pulp Mill Steam Processing Nomination and the Current Tissue Mill Steam Processing Nomination shall not exceed the Aggregate Steam Processing Demand, as such nomination may be revised from time to time pursuant to the Master Operating Agreement.

        "Current Power Processing Nomination" means, collectively, the
Current Pulp Mill Power Processing Nomination, the Current Tissue Mill Power Processing Nomination, and the Current Paper Mill Power Processing Nomination.

        "Current Pulp Mill Power Processing Nomination" means the maximum amount of power processing required of Mobile Energy pursuant to the Pulp Mill Energy Services Agreement during any fifteen (15) minute period during any day, which amount taken together with the Current Paper Mill Power Processing Nomination and the Current Tissue Mill Power Processing Nomination shall not exceed the Aggregate Power Processing Demand, as revised from time to time pursuant to the Master Operating Agreement.

        "Current Pulp Mill Steam Processing Nomination" means the maximum amount of steam to be processed by Mobile Energy pursuant to the Pulp Mill Energy Services Agreement during any one (1) hour period during any day, which amount taken together with the Current Paper Mill Steam Processing Nomination and the Current Tissue Mill Steam Processing Nomination shall not exceed the Aggregate Steam Processing Demand, as such nomination may be revised from time to time pursuant to the Master Operating Agreement.

        "Current Steam Processing Nomination" means, collectively, the Current Pulp Mill Steam Processing Nomination, the Current Tissue Mill Steam Processing Nomination and the Current Paper Mill Steam Processing Nomination.

        "Current Tissue Mill Power Processing Nomination" means the maximum amount of power processing required of Mobile Energy pursuant to the Tissue Mill Energy Services Agreement during any fifteen (15) minute period during any day, which amount taken together with the Current Paper Mill Power Processing Nomination and the Current Pulp Mill Power Processing Nomination shall not exceed the Aggregate Power Processing Demand, as such nomination may be revised from time to time pursuant to the Master Operating Agreement.

        "Current Tissue Mill Steam Processing Nomination" means the maximum amount of steam to be processed by Mobile Energy pursuant to the Tissue Mill Energy Services Agreement during any one (1) hour period during any day, which amount taken together with the Current Pulp Mill Steam Processing Nomination and the Current Paper Mill Steam Processing Nomination shall not exceed the Aggregate Steam Processing Demand, as such nomination may be revised from time to time pursuant to the Master Operating Agreement.

        "Environmental Guaranty" means a guaranty provided by Southern of certain of Mobile Energy's obligations under the Mill Environmental Indemnity Agreements.

        "EPA" means the Environmental Protection Agency.

        "FASB" means the Financial Accounting Standards Board.

        "FERC" means the Federal Energy Regulatory Commission.

        "Financing Documents" means all agreements, documents and instruments evidencing and/or securing the Financing Liabilities.

        "Financing Liabilities" means all indebtedness, liabilities and obligations of Mobile Energy or Holdings (including, but not limited to, principal, interest, fees, reimbursement obligations, penalties, indemnities and legal expenses, whether due to acceleration or otherwise) to the Senior Secured Parties (of whatsoever nature and howsoever evidenced) under or pursuant to the Indenture, the First Mortgage Bonds and all other Indenture Securities, the IDB Lease Agreement, the Tax-Exempt Indenture, the Working Capital Facility and any evidence of indebtedness thereunder entered into, the Security Documents and the Tax-Exempt Security Documents, to the extent arising on or prior to the maturity of the Senior Securities, in each case, direct or indirect, primary or secondary, fixed or contingent, now or hereafter arising out of or relating to any such agreement.

        "First Mortgage Bonds" means $255,210,000 principal amount of 8.665% First Mortgage Bonds due 2017 issued by Mobile Energy and unconditionally guaranteed by Holdings.

        "Governmental Approvals" means those authorizations, consents, approvals, waivers, exemptions, variances, registrations, certifications, permissions, permits, and licenses with any Governmental Authority required for the ownership and operation of the Energy Complex and the performance of a person's obligations under the Project Documents.

        "Governmental Authority" means any federal, state, county, municipal, foreign, international, regional or other governmental or regulatory authority, agency, department, board, body, instrumentality, commission, arbiter or court.

        "Governmental Rule" means any law, rule, regulation, ordinance, order, code, permit, interpretation, judgment, decree, directive, guideline, policy or similar decision of any governmental authority having the effect and force of law.

        "Holdings" means Mobile Energy Services Holdings, Inc.

        "Indenture" means the Trust Indenture dated as of August 1, 1995 among Mobile Energy, Holdings, and First Union National Bank of Georgia, as trustee.

        "Indenture Securities" means the First Mortgage Bonds and any additional Senior Debt issued by Mobile Energy pursuant to the Indenture in the future.

        "Intercreditor Agreement" means the Intercreditor and Collateral Agency Agreement dated as of August 1, 1995 among Bankers Trust (Delaware) as the collateral agent, Mobile Energy, Holdings, First Union National Bank of Georgia as trustee under the Indenture, First Union National Bank of Georgia as trustee under the Tax-Exempt Indenture, the IDB, and Banque Paribas as the Working Capital Facility Provider.

        "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

        "Liquidated Damages" means Liquor Processing Liquidated
Damages, Steam Processing Liquidated Damages or Power Processing Liquidated Damages, individually or collectively, as the context may require.

        "Long Term Maintenance Power" means power purchased by the Mill Owners from Alabama Power that is treated by Alabama Power as long term maintenance power under the 1983 Alabama Power Contract as such contract was applied and administered by Scott and Alabama Power prior to the Acquisition Closing Date.

        "Maintenance Expenditures" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy Step-In Rights, the Pulp Mill Step-In Equipment, other than (i) fuel costs and expenses, (ii) labor and employee expenses, including fringe benefits and labor relations expense, (iii) payments for insurance premiums and like insurance-related expenses, (iv) costs and expenses of consumable items such as process or cleaning chemicals and lubricants, (v) equipment rental, small tools and vehicle maintenance expenses, (vi) costs and expenses associated with legal, accounting and other office and administrative functions, (vii) permitting fees, (viii) costs and expenses of safety supplies, office supplies and other office expenses, (ix) property taxes and payments made in lieu of taxes, (x) computer maintenance expenses, (xi) any amounts payable for services rendered under the Common Services Agreement, (xii) ash disposal costs, (xiii) liquidated damages payable to the Mill Owners under the Master Operating Agreement, (xiv) amounts payable to the Mill Owners for reimbursement of costs incurred in connection with the exercise of Mill Owner Step-In Rights,
(xv) any amounts required to be rebated to the United States government pursuant to Section 148 of the Internal Revenue Code in connection with any of the Tax-Exempt Indenture Securities and (xvi) payments to the IDB, including payments required to be made by Mobile Energy with respect to the 1994 Bonds, in each case to the extent the foregoing costs or expenses are not customarily treated as capital expenditures.

        "Maintenance Power" means Long Term Maintenance Power and Short Term Maintenance Power, collectively.

        "Mill Material Adverse Effect" means, with respect to any Mill
Owner, a material adverse effect on (i) the operation, maintenance or use of such Mill Owner's Mill or such Mill Owner's portion of the Real Property, (ii) the use by such Mill Owner or its representatives of any easement granted to such Mill Owner by Mobile Energy pursuant to the Easement Deeds or (iii) the ability of Mobile Energy or its Affiliates to observe and perform their respective obligations under any of the Operative Documents.

        "Mill Owner Consents to Assignment" means the Consents to
Assignment executed by the Mill Owners with respect to the principal Project Contracts.

        "Minimum Demand" means the Minimum Conversion Demand, the
Minimum Power Processing Demand and the Minimum Steam Processing Demand, individually or collectively, as the context may require.

        "Minimum Economic Demand" refers to the definitions of "Minimum Economic Conversion Demand," "Minimum Economic Power Processing Demand" and "Minimum Economic Steam Processing Demand."

        "Minimum Economic Conversion Demand" means seventy-seven percent (77%) of the Maximum Liquor Processing Capacity in effect at the Acquisition Closing Date.

        "Minimum Economic Power Processing Demand" means seventy-seven percent (77%) of the Maximum Power Processing Capacity in effect at the Acquisition Closing Date.

        "Minimum Economic Steam Processing Demand" means seventy-seven percent (77%) of the Maximum Steam Processing Capacity in effect at the Acquisition Closing Date.

        "Mobile Energy" means Mobile Energy Services Company, L.L.C.

        "Mobile Energy Material Adverse Effect" means a material adverse effect on (i) the facilities, structure and equipment comprising the Energy Complex; (ii) the operation, maintenance or use of the Energy Complex or the Leased Premises; (iii) the use by Mobile Energy or its representatives of any easement granted for the benefit of Lots 7 and 9 pursuant to the Easement Deeds; or (iv) the ability of Scott/Kimberly-Clark or any Mill Owner to observe and perform its obligations under any of the Operative Documents.

        "1986 Alabama Power Contract" means the Contract for Electric
Power dated as of April 14, 1986 between Scott/Kimberly-Clark and Alabama Power.

        "1983 Alabama Power Contract" means the Agreement dated as of July 20, 1983 between Scott/Kimberly-Clark and Alabama Power.

        "Nondisturbance Agreement" means the Estoppel and Nondisturbance Agreement dated as of December 12, 1994 between the Scott Subsidiary and Mobile Energy.

        "NPDES" means the National Pollutant Discharge Elimination System.

        "Operation and Maintenance Costs" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy's Step-In Rights, the Pulp Mill Step-In Equipment, including and together with, without limitation, Maintenance Expenditures and any costs and expenses specified in clauses (i) through (xvi) of the definition of Maintenance Expenditures (other than rent payments under the IDB Lease Agreement and payments of principal, premium and interest on the 1994 Bonds).

        "Operative Documents" means each of the Project Agreements, the Asset Purchase Agreement and the bill of sale and assignment and assumption agreement relating thereto, the Asset Lease Agreements, the Bond Transfer Instrument, the Employee Transition Agreement and the guaranty of Southern of Mobile Energy's obligations under the Lease Assignment and Assumption Agreement.

        "Outage" means a Scheduled Outage, a Major Maintenance Outage or an Unscheduled Outage, as the context may require.

        "Paper Mill Energy Services Agreement" means the Paper Mill
Energy Services Agreement dated as of December 12, 1994 between S.D. Warren Company, in its capacity as Paper Mill Owner, and Mobile Energy, as amended.

        "Paper Mill Power Processing Demand" means 22,500 kilowatts, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

        "Paper Mill Steam Processing Demand" means 420 million british thermal units per hour, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

        "Permitted Energy Complex Outage" has the meaning given in the Master Operating Agreement.

        "Person" means any individual, sole proprietorship, corporation, partnership, limited liability company, joint venture, trust, unincorporated association, Governmental Authority or any other entity.

        "Power Processing Demand" means the Pulp Mill Power Processing Demand, the Paper Mill Power Processing Demand and the Tissue Mill Power Processing Demand.

        "Process Water Plant" means the plant owned by the Pulp Mill Owner which supplies water to the Energy Complex and the Mills.

        "Project Agreements" means the Energy Services Agreements, the
Master Operating Agreement, the Direct Lease, the Supplementary Lease, the O&M Agreement, the Confidentiality Agreement, the Common Services Agreement, the Water Agreement, the Ash Agreement, the Pulp Supply Agreement, the Scott/Kimberly-Clark Environmental Indemnity Agreement, the Mill Environmental Indemnity Agreements, the Transition Agreement and the Easement Deeds, provided, that each Project Agreement having a stated term (which may include a stated renewal term) that has expired in full at the end of such stated term (or such stated renewal term) and each Project Agreement not having a stated term that has been fully performed in accordance with its terms (including, without limitation, through the final payment of all amounts due or to become due thereunder) shall cease to be a Project Agreement for all purposes with respect to the Energy Services Agreements and the Master Operating Agreement.

        "Project Contracts" means, collectively, the Energy Services Agreements, the Master Operating Agreement, the Direct Lease, the Supplementary Lease, the O&M Agreement, the Common Services Agreement, the Water Agreement, the Ash Agreement, the Scott/Kimberly-Clark Environmental Indemnity Agreement, the Mill Environmental Indemnity Agreements, the Transition Agreement, the Employee Transition Agreement, the SCS Agreement, the Easement Deeds, the Asset Purchase Agreement, the Coal Supply Agreement dated as of May 1, 1995 between Mobile Energy and E.J. Hodder & Associates, the Lease Assignment and Assumption Agreement, the Facilities Lease and Agreement and the related Sublease and Assignment Agreement, the Installment Sale Agreements and the related Lease and Assignment Agreements, the Recovery Boiler Lease and Agreement and the related 1994 Bond Agreement, the Nondisturbance Agreement, the Recognition Agreements, the Mill Owner Maintenance Reserve Account Agreement, the Omnibus Deed, Bill of Sale, General Assignment and Conveyance Agreement dated July 14, 1995 between Holdings and Mobile Energy and any other contract entered into by Mobile Energy or Holdings for the provision of fuel to the Energy Complex (in each case, as the same may be amended, supplemented, modified, replaced or assigned in accordance with the Indenture).

        "Project Documents" means, collectively, the Financing Documents and the Project Contracts.

        "PUHCA" means the Public Utility Holding Company Act of 1935, as amended.

        "Pulp Mill Energy Services Agreement" means the Pulp Mill
Energy Services Agreement, dated as of December 12, 1994 between
Scott/Kimberly-Clark, in its capacity as Pulp Mill Owner, and Mobile Energy.

        "Pulp Mill Power Processing Demand" means 32,000 kilowatts, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

        "Pulp Mill Steam Processing Demand" means 500 million british thermal units per hour, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

        "PURPA" means the Public Utility Regulatory Policies Act of 1978, as amended.

        "Qualifying Facility" means a qualifying facility under PURPA.

        "Recognition Agreements" means the Mixed-Use Bonds Recognition Agreement and the Tax-Exempt Bonds Recognition Agreement.

        "Scheduled Outage" means a scheduled Energy Complex Outage or a Scheduled Mill Outage, as the context may require.

        "Scott" means Scott Paper Company.

        "SCS" means Southern Company Services, Inc.

        "S.D. Warren " means S.D. Warren Company.

        "SEC" means the Securities and Exchange Commission.

        "Security Documents" means, collectively, (i) the Mortgage,
(ii) the Security Agreement, (iii) the Indenture, (iv) the Intercreditor Agreement, (v) the Tax-Exempt Indenture, (vi) the IDB Lease Agreement, (vii) the Consents to Assignment and (viii) each Uniform Commercial Code financing statement in connection with the foregoing.

        "Senior Debt" means all Senior Securities, together with additional debt under any Working Capital Facility.

        "Senior Secured Parties" shall mean collectively the trustee under the Indenture (on behalf of holders of Indenture Securities), the trustee under the Tax-Exempt Indenture (on behalf of holders of Tax-Exempt Indenture Securities) and the Working Capital Facility Provider.

        "Senior Securities" shall mean the Indenture Securities and the Tax-Exempt Indenture Securities collectively.

        "Services" means any one or more (as the context may require) of Liquor Processing Services and the Shared Services.

        "Shared Services" means Steam Processing Services, Power
Processing Services, process water, and compressed air.

        "Short Term Maintenance Power" means the power purchased by the Mill Owners from Alabama Power that is treated by Alabama Power as short term maintenance power under the 1983 Alabama Power Contract as such contract was applied and administered by Scott and Alabama Power prior to the Acquisition Closing Date.

        "Shortfall Hour" means, for a Liquor Processing Shortfall
Event, a Steam Processing Shortfall Event or a Power Processing Shortfall Event, the duration of such shortfall event rounded up to the next whole hour.

        "Site" means the Real Property, the Mills, and the Energy Complex.

        "Southern" means The Southern Company.

        "Southern Electric" means Southern Electric International, Inc.

        "Steam Processing Demand" means the Pulp Mill Steam Processing Demand, the Tissue Mill Steam Processing Demand and the Paper Mill Steam Processing Demand.

        "Step-In Rights" means Mill Owner Step-In Rights or Mobile Energy Step-In Rights, as the context may require.

        "Supplemental Power" means power purchased by the Mill Owners from Alabama Power that is treated by Alabama Power as supplemental power under the 1986 Alabama Power Contract as such contract was applied and administered by Scott and Alabama Power prior to the Acquisition Closing Date.

        "Tax-Exempt Bonds" means $85,000,000 principal amount of 6.95% Solid Waste Revenue Refunding Bonds (Mobile Energy Services Company, L.L.C. Project) Series 1995 due 2020 issued by the IDB.

        "Tax-Exempt Indenture Securities" means the Tax-Exempt Bonds and any additional Senior Debt issued pursuant to the Tax-Exempt Indenture.

        "Tax-Exempt Security Documents" means, collectively, (i) the
Mortgage, (ii) the Security Agreement, (iii) the Tax-Exempt Indenture, (iv) the IDB Lease Agreement, (v) the Intercreditor Agreement, (vi) the Consents to Assignment and (viii) each Uniform Commercial Code financing statement in connection with the foregoing.

        "Tissue Mill Energy Services Agreement" means the Tissue Mill
Energy Services Agreement dated as of December 12, 1994 between
Scott/Kimberly-Scott, in its capacity as Tissue Mill Owner, and Mobile Energy.

        "Tissue Mill Power Processing Demand" means 39,500 kilowatts, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

        "Tissue Mill Steam Processing Demand" means 280 million british thermal units per hour, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

        "Unit Trip" means any sudden and immediate removal from service or sudden and immediate interruption of service not caused by the Mills of any boiler, turbine-generator or high voltage distribution component such that (I) in the case of the boiler, either fuel input shuts off, or super heater steam flows stop, (ii) in the case of the turbine generator, either the generator circuit breaker opens, or the main steam stop valve closes, or (iii) in the case of the high voltage distribution system, the 13.8kv power supply to the Mills is interrupted, provided that prior to the interruption of service of any boiler, turbine generator or high voltage distribution component, the applicable unit shall have been in service contributing to the Liquor Processing Services, Steam Processing Services or Power Processing Services provided to the Mills for not less than 12 hours.

        "Uniform Commercial Code" means the Uniform Commercial Code of the jurisdiction the law of which governs the document in which such term is used.

        "Unscheduled Mill Outage" means any Outage with respect to a Mill which is not a Scheduled Mill Outage, other than any Outages caused by a Force Majeure Event with respect to such Mill or its respective owner.

        "Unscheduled Outage" means an Unscheduled Energy Complex
Outage or an Unscheduled Mill Outage, as the context may require.

        "Waste Water Treatment Plant" means the treatment plant owned by the Pulp Mill Owner and used to treat waste water from the Energy Complex and the Mills.

                                     PART I

Item 1.  BUSINESS

General

Holdings was incorporated in the State of Alabama on August 25, 1994 under the name Mobile Energy Services Company, Inc. Its name was changed to Mobile Energy Services Holdings, Inc. on May 17, 1995. Mobile Energy was formed as a limited liability company in the state of Alabama on July 13, 1995. The mailing address of the principal executive offices of Mobile Energy is 900 Ashwood Parkway, Suite 300, Atlanta, Georgia 30338-4780, and its phone number is (770)379-7781. The mailing address of the principal executive offices of Holdings is 900 Ashwood Parkway, Suite 450, Atlanta, Georgia 30338-4780, and its phone number is
(770)379-7730.

     Mobile Energy and Holdings were formed to acquire, own and manage the energy and black liquor recovery complex (the "Energy Complex") located at an integrated pulp, paper and tissue manufacturing facility in Mobile, Alabama (the "Mobile Facility"). Holdings acquired the Energy Complex (the "Acquisition") and commenced operations on December 16, 1994 (the "Acquisition Closing Date"). Holdings transferred to Mobile Energy the Energy Complex, the Project Contracts and related assets, permits and agreements on July 14, 1995. Mobile Energy's sole business consists exclusively of the ownership and management of the Energy Complex. Holdings, which owns 99% of the equity interests in Mobile Energy, does not conduct any independent operations. Southern Electric owns the remaining equity interest in Mobile Energy. Both Holdings and Southern Electric are wholly owned subsidiaries of Southern.

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Pulp Mill receives wood primarily in long form, both from truck and barge deliveries. The "longwood" is cut into ten-foot lengths, cleaned, debarked and chipped. Chips are then fed into digesters along with an appropriate amount of white liquor (which is produced from green liquor). Steam is then added and the chips are "cooked" in order to separate wood fiber (pulp) from lignin (the binding agent in wood). Spent liquor (weak black liquor) and small debris is then removed from the resultant pulp stock. The pulp is then bleached and fed to paper machines as needed for the production of paper. The weak black liquor is delivered to the Energy Complex for processing. The Energy Complex processes almost 100% of the Pulp Mill's weak black liquor (which contains, among other things, black liquor solids) into "green liquor" (a chemical solution that is essential to the production of pulp because it is reused in the production of white liquor by the Pulp Mill) (this processing, the "Liquor Processing Services").

     Approximately 85% of the fuel requirements of the Energy Complex currently are satisfied with by-products generated by the operations of the Pulp Mill or provided by the Pulp Mill. These by-products include weak black liquor, biomass (waste wood) and sludge, each of which is provided to Mobile Energy by the Pulp Mill. The Energy Complex processes various fuels and water provided by the Mills, together with other fuel obtained by Mobile Energy, into steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). The Mills currently obtain all of their aggregate steam processing needs and 98% of their aggregate power processing needs from the Energy Complex. The Pulp Mill, in turn, disposes of substantially all of the by-products of the Energy Complex's operations, including boiler ash, and provides process water and waste water treatment services to the Energy Complex and each of the other Mills.

     The Mobile Facility is one of the largest pulp, paper and tissue production complexes in North America. At the time of the Acquisition, Scott owned the Tissue and Pulp Mills. Subsequent to Holdings' acquisition of the Energy Complex, Scott merged with a wholly owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") (the resulting entity "Scott/Kimberly-Clark"). This merger was completed in December 1995. Prior to the merger, the Tissue Mill was Scott's largest tissue mill in North America and produced approximately one-third of all tissue products manufactured by Scott in the United States in 1994. The Tissue Mill consists of five paper machines with a capacity to manufacture approximately 310,000 tons of tissue per year, as well as finishing operations and distribution operations. Prior to the merger, the Pulp Mill was Scott's largest pulp mill in North America and generated almost 60% of all pulp produced by Scott from virgin fiber in North America in 1994. The Tissue Mill and the Paper Mill currently rely on the Pulp Mill for almost all of their supply of pulp.

     The Paper Mill is owned by S.D. Warren. At the time of the Acquisition, Scott owned S.D. Warren. On December 21, 1994 Scott sold S.D. Warren to a company indirectly owned by Sappi Limited, DLJ Merchant Banking Partners L.P. and UBS Capital Corporation. S.D. Warren's obligations under the Project Agreements were not affected by this sale. S.D. Warren produces uncoated business, commercial offset printing (including heavyweight board and colored offset products) and coated specialty and technical papers at the Paper Mill. The Paper Mill produces all of S.D. Warren's uncoated free sheet paper and certain coated specialty and technical papers. The Paper Mill consists of three paper machines with a capacity to manufacture approximately 270,000 tons of paper per year, as well as finishing operations and distribution operations.


Power, Steam and Liquor Processing Sales

Mobile Energy is a party to various long-term contracts, including (A) Energy Services Agreements (including any amendments thereto, the "Energy Services Agreements") with (1) Scott/Kimberly-Clark acting in its capacity as the owner of the Tissue Mill (Scott/Kimberly-Clark in such capacity, together with successors and permitted assigns, the "Tissue Mill Owner"), (2) Scott/Kimberly-Clark acting in its capacity as the owner of the Pulp Mill (Scott/Kimberly-Clark in such capacity, together with successors and permitted assigns, the "Pulp Mill Owner"), and (3) S.D. Warren acting in its capacity as the owner of the Paper Mill (S.D. Warren in such capacity, together with successors and permitted assigns, the "Paper Mill Owner," and together with the Tissue Mill Owner and the Pulp Mill Owner, the "Mill Owners") and (B) a Master Operating Agreement (including any amendments thereto or restatements thereof, the "Master Operating Agreement") with Scott/Kimberly-Clark, the Tissue Mill Owner, the Pulp Mill Owner and the Paper Mill Owner. Pursuant to the Energy Services Agreements, Mobile Energy provides Steam Processing Services and Power Processing Services to the Mills and Liquor Processing Services to the Pulp Mill.

     The provision of Power Processing Services, Steam Processing Services and Liquor Processing Services (collectively, the "Processing Services") by Mobile Energy under the Energy Services Agreements is governed by the Master Operating Agreement, which, among other things, coordinates operations at the Mobile Facility. Subject to certain limited exceptions described herein, the Energy Services Agreements and the Master Operating Agreement provide that Mobile Energy will be the exclusive supplier of the Mills' requirements for the Processing Services up to the stipulated capacity (such capacity, as further defined in the Master Operating Agreement with respect to particular processing services, the "Maximum Capacity") of the Energy Complex.

     Pursuant to the Energy Services Agreements and the Master Operating Agreement, Mobile Energy is obligated to dedicate to each Mill an agreed upon portion of the Energy Complex's capacity to provide Processing Services (the quantity of such capacity being referred to as a Mill's "Demand" for the particular Processing Service). Concurrently with the Acquisition, the Mill Owners selected initial Demand levels under the Energy Services Agreements that, in the aggregate, equal the current Maximum Capacity of the Energy Complex to provide such processing services.

     Mobile Energy's revenues are comprised almost entirely of charges for Processing Services provided to the Mills. To compensate Mobile Energy for dedicating a portion of the Energy Complex's capacity to a Mill, each Mill Owner is obligated to pay fixed capacity charges (the "Demand Charges") based upon formulas set forth in the Master Operating Agreement to Mobile Energy based upon the level of such Mill Owner's Demand for each Processing Service. The aggregate Demand Charges payable by the Mills were designed generally to cover, among other things, Mobile Energy's projected costs that are in the nature of fixed costs (including the payment of debt service) assuming that certain operating performance standards are satisfied. There can be no assurance, however, that such operating performance standards will be satisfied or that the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including the payment of principal of and interest on its outstanding indebtedness. Under the Energy Services Agreements, Demand Charges are due and payable on a monthly basis regardless of whether a Mill actually utilizes any or all of the processing services corresponding to its dedicated demand. Demand Charges are subject to automatic reduction ("Demand Charge Reductions") due to a shortfall in the provision of Processing Services by

Mobile Energy that is not excused by the Project Agreements. In addition, such an unexcused shortfall would require Mobile Energy to pay the Mill Owners liquidated damages in an amount up to $10,000 per day (subject to escalation from the Acquisition Closing Date) for each day on which there is such an unexcused shortfall.

     The Master Operating Agreement provides that (except as described below) the sum of the three Mills' Demand Levels (and, therefore, the aggregate Demand Charges payable by the Mills) for any Processing Service (the "Aggregate Demand" for that Processing Service) is subject to reduction (and upon the satisfaction of certain conditions) only in December 1999, and on each second anniversary thereafter (each such date, a "Demand Anniversary Date," and the period from one Demand Anniversary Date until the next succeeding Demand Anniversary Date, a "Demand Period"). If, during any Demand Period, a Mill's peak usage of a particular Processing Service is less than such Mill's then applicable Demand level for such Processing Service (and, in certain circumstances, is less than a specific usage level set forth in the Master Operating Agreement), then, on the Demand Anniversary Date on which such Demand Period concludes, the Mill is permitted to select a lower Demand level (and, hence, incur a lower Demand Charge) for the ensuing Demand Period. Pursuant to the Master Operating Agreement, such lower Demand level cannot be less than such Mill's peak usage (as determined pursuant to the Master Operating Agreement) of the particular Processing Service during the just concluded Demand Period.

     Mobile Energy believes that since the Acquisition Closing Date, the Mills have, from time to time, required and utilized, in the aggregate, Steam Processing Services, and the Pulp Mill has required and utilized Liquor Processing Services, in amounts such that the Aggregate Demand levels for Steam Processing Services and Liquor Processing Services will not, pursuant to the terms of the Master Operating Agreement, be permitted to be decreased at the conclusion of the first Demand Period in December 1999. Therefore, pursuant to the Master Operating Agreement, unless there is a Mill Closure (as hereinafter defined) or certain casualty or force majeure events occur, Mobile Energy believes that the aggregate Demand Charges payable by the Mill Owners for Steam Processing Services and Liquor Processing Services are not subject to reduction by the Mill Owners until at least the conclusion of the second Demand Period in December 2001. In February 1996 Mobile Energy completed implementation of a new metering system that will allow it to determine whether the Aggregate Demand level with respect to Power Processing Services also will not, pursuant to the terms of the Master Operating Agreement, be permitted to be decreased at the conclusion of the first Demand Period in December 1999. In the period since that metering system became fully operational, the Tissue Mill and the Paper Mill have had peak demands for Power Processing Services that would prevent them from decreasing their Demands for Power Processing Services at the conclusion of the first Demand Period in December 1999, but the Pulp Mill has not. In any event, pursuant to the Master Operating Agreement, unless there is a Mill Closure or certain casualty or force majeure events occur, the aggregate Demand Charges payable by the Mill Owners for Power Processing Services are not subject to reduction by the Mill Owners until at least the end of the first Demand Period in December 1999. However, there can be no assurance that a Mill Closure, casualty or force majeure event will not occur, or that such aggregate Demand Charges will remain in effect after December 1999 or 2001, as applicable.

     Each Mill Owner has the right to terminate its Energy Services Agreement
(i) during the pendency of a Mobile Energy Event of Default (as hereinafter defined) or (ii) if (a) the Mill Owner makes a public announcement that it will close its Mill for a period of at least one year or that it will reduce production of pulp, tissue or paper (as applicable) at its Mill (permanently or for a period of at least two years ) to less than 10% of such Mill's 1994 production levels, or (b) there occurs a two-year period during which production at such Mill is less than 10% of 1994 production levels (for any reason other than a Force Majeure Event (as hereinafter defined)) (clauses (a) and (b) each constituting a "Mill Closure"). If a Mill Owner terminates its Energy Services Agreement due to a Mobile Energy Event of Default, such Mill Owner will stop accruing Demand Charges and Processing Charges (as hereinafter defined) as of the date of the termination. If a Mill Owner terminates its Energy Services Agreement due to a Mill Closure, on the other hand, such Mill Owner is required by the Master Operating Agreement to pay Demand Charges for a period equal to the greater of (i) one year following the date upon which the Mill Owner gives notice of termination to Mobile Energy or (ii) until the end of the then current Demand Period. The first Demand Period ends in December 1999, and each subsequent Demand Period ends on the second anniversary of the end of the preceding Demand Period.

     Thus, a Mill Closure or the occurrence of certain casualty or force majeure events at any time during the terms of the Energy Services Agreements would, after the satisfaction of certain conditions and the expiration of the various time periods set forth in the Master Operating Agreement, relieve the affected Mill Owner from its obligations to pay Demand Charges and, therefore, could have a materially adverse impact on Mobile Energy. For example, if a Mill Closure occurs before December 1999, the aggregate Demand Charges payable by the Mill Owners will be subject to reduction commencing as early as December 1999. In addition, if certain casualty or force majeure events occur with respect to any Mill or the Energy Complex before December 1999, the aggregate Demand Charges payable by the Mill Owners may be subject to reduction prior to such date, in accordance with the casualty and force majeure provisions of the Master Operating Agreement and Energy Services Agreements.

     Subject to certain restrictions set forth in the Master Operating Agreement, the Mill Owners are entitled to reallocate Demand levels and, correspondingly, Demand Charges, among the various Mills once each year. However, such reallocations are not permitted to result in a decrease in the Aggregate Demand levels or the aggregate Demand Charges then in effect.

     As indicated above, concurrently with the acquisition of the Energy Complex by Holdings, the Mill Owners selected initial Demand levels for each of the Processing Services, which Demand levels currently remain in effect. The following table sets forth the approximate percentage of Aggregate Demand by Mill Owners for each of the Processing Services as of December 31, 1995:

                                  Power         Steam     Liquor
                               Processing    Processing  Processing
                                Services      Services    Services
Pulp Mill Owner................... 34            42%        100%
Tissue Mill Owner................. 42            23          N/A
Paper mill Owner.................. 24            35          N/A
                                  ---           ---         ----
                                  100%          100%        100%

The foregoing allocations of Aggregate Demand are subject to reallocation among the Mill Owners as early as December 1996 and at various times thereafter.

     The Energy Services Agreements also require each Mill Owner to pay usage charges (the "Processing Charges") based upon formulas set forth in the Master Operating Agreement which vary from month to month in accordance with the amount of Processing Services required by, and provided to, such Mill Owner and Mobile Energy's efficiency with respect to fuel usage. The Processing Charges were designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including variable costs such as fuel related expenses. There can be no assurance, however, that the Processing Charges will at all times cover such costs, including variable costs such as fuel related expenses.

     Mobile Energy and the Mill Owners are currently developing a computer model (the "Process Model") in accordance with certain principles set forth in the Master Operating Agreement. Upon the completion of the development and testing of the Process Model, the Process Model will be used to calculate the fuel cost component of the Processing Charges. The Process Model will be designed to compute, among other things, the quantity of coal that the Energy Complex should be using at any time (given the amount of weak black liquor, biomass, sludge and gas provided, and the amount of condensate returned, by the Mill Owners) in order to satisfy certain efficiency and reliability standards, taking into account applicable fuel mix, boiler availability, the Mills' aggregate requirements for Processing Services and other specified operating parameters. The Process Model also will be designed to determine the amount of gas that the Energy Complex should be using at any time, in accordance with a specified protocol for boiler dispatch. These standards are designed to circumscribe Mobile Energy's efficiency risk within the parameters set forth in the Process Model, so that, within such parameters, Mobile Energy should not be penalized for permitted decreases in efficiency that result from operational modifications necessary to perform scheduled maintenance or to satisfy the Mill Owners' needs for Processing Services at any given time. The Process Model standards also are designed to take into account degradation of equipment efficiencies as a result of aging.

      Mobile Energy will be permitted to charge the Mill Owners, as a component of the Processing Charges, for only those quantities of coal as are calculated by the Process Model to be efficient quantities and only those quantities of gas as are determined by the Process Model to be in accordance with a specified protocol for boiler dispatch incorporated therein. If the Energy Complex uses more coal or gas than the quantities calculated or determined by the Process Model (because, for example, Mobile Energy has been inefficient in its use of gas, coal, black liquor, biomass or sludge or has inappropriately dispatched its equipment), the costs attributable to the excess quantities of coal or gas are not permitted to be included in the Processing Charges and, as a result, will be borne by Mobile Energy. By contrast, if the Energy Complex uses less coal or gas than the quantities calculated or determined by the Process Model, Mobile Energy can include in the Processing Charges the costs associated with the Process Model quantities of coal and gas notwithstanding that such calculated or determined quantities may exceed the actual quantities used by the Energy Complex. Thus, Mobile Energy will be rewarded for operating the Energy Complex more efficiently than the standards set forth in the Process Model and will bear the risk of operating the Energy Complex less efficiently than those standards.

     The Process Model has not yet been developed by Mobile Energy and the Mill Owners. Once the Process Model is developed and implemented, there can be no assurance that the Energy Complex will use fuel in accordance with the standards set forth in the Process Model, or that Mobile Energy will operate the Energy Complex more efficiently than the standards set forth in the Process Model. Moreover, there can be no assurance that the Process Model will perform in accordance with its design or the principles set forth in the Master Operating Agreement. If the Process Model fails to calculate accurately the amount of coal and gas the Energy Complex should be using in accordance with the standards described above, Mobile Energy's ability to recover its costs for coal and gas could be adversely affected.

     Until the Process Model is developed and certain accuracy and reliability tests are completed (the "Interim Period"), Mobile Energy is permitted to charge the Mills for any and all quantities of coal used by the Energy Complex to provide the Processing Services. In addition, Mobile Energy is, subject to certain conditions described herein, permitted to charge the Mills for any and all quantities of gas used by the Energy Complex to provide the Processing Services during the Interim Period. Certain other modifications to the formulas used to calculate the Processing Charges will also remain in effect during the Interim Period, in order to facilitate the calculation of the processing charges until the development and testing of the Process Model has been completed.

     Pursuant to the Master Operating Agreement, the unit charge payable by the Mill Owners for coal is contractually fixed and escalated in accordance with an escalator based upon the market price for coal mined east of the Mississippi River and sold to specified utilities across the United States. Thus, Mobile Energy receives the benefit, and bears the burden, of any difference between Mobile Energy's actual coal costs and the contractual coal charges. The unit charge payable by the Mill Owners for gas is Mobile Energy's actual "all in" per unit gas cost.

     For the twelve-month period ended December 31, 1995, sales to the Pulp Mill, Tissue Mill and Paper Mill (including both Demand Charges and Processing Charges) were $42.6 million, $19.5 million, and $19.8 million respectively, which accounted for 51.6%, 23.7% and 24.0%, respectively, of Mobile Energy's operating revenues. Payments of Demand Charges and Processing Charges by the Mill Owners under the Energy Services Agreements are expected to provide virtually all of Mobile Energy's operating revenues and are therefore the primary source of funds for the payment of debt service. There are no significant alternative sources of funds available to Mobile Energy to make debt service payments (other than certain reserve accounts). Accordingly, a significant decrease in revenues payable under the Energy Services Agreements that is not accompanied by a corresponding decrease in operating costs may have a materially adverse impact on Mobile Energy's financial condition. If Demand Charges and such other charges were at any time to be insufficient to cover Mobile Energy's fixed costs (including payment of debt service), Mobile Energy could be unable to pay principal of and interest on its outstanding indebtedness or could be unable to pay its other fixed costs.

     Subject to certain limited exceptions, the Energy Services Agreements and the Master Operating Agreement require the Mill Owners to purchase their entire requirements for Processing Services from Mobile Energy up to the Maximum Capacity of the Energy Complex, but do not require that the Mill Owners purchase any minimum level of Processing Services at any time. No assurance can be given that the Mill Owners will continue to operate the Mills at historical operating levels for all or any portion of the term of the Energy Services Agreements. Also, seasonal and cyclical fluctuations in the pulp, tissue and paper industry will affect the Mills' requirements for Processing Services. The markets for certain of the Mills' products historically have been highly cyclical, characterized by periods of supply and demand imbalance. Therefore, revenues from Processing Charges may fluctuate considerably from month to month.

     Subject to the limitations discussed above with respect to adjustments of Demand Charges, Mobile Energy's revenues from Demand Charges can be affected by such cyclical fluctuations in the pulp, tissue and paper industry as well. Revenues from Demand Charges with respect to Steam Processing Services and Liquor Processing Services could substantially decline in January 2002, and again on each second anniversary thereof (based on Mobile Energy's belief that such Demand Charges would not be subject to reduction prior to such time, except if there is a Mill Closure or if certain casualty or force majeure events occur). Revenues from Demand Charges with respect to Power Processing Services could substantially decline in January 2000, and again on each second anniversary thereof, or, in each such case, earlier if Mobile Energy fails to provide required levels of Processing Services or if a Mill Closure or certain casualty or force majeure events occur.

     Sales to each of the three Mills account for substantially all of Mobile Energy's revenues. Accordingly, the loss of revenues from any one Mill, whether due to decreased operations, a Mill Closure or otherwise, could have a material adverse impact on Mobile Energy. Given that sales to the Pulp Mill account for the greatest percentage of Mobile Energy's operating revenues, and because the Pulp Mill supplies certain fuels, water and waste water treatment services and boiler ash disposal services to the Energy Complex, a permanent, substantial curtailment of production at or a closure of the Pulp Mill could have a far more detrimental effect on Mobile Energy's revenues than similar occurrences with respect to the Paper Mill or the Tissue Mill.

     No assurance can be given that the Mill Owners will timely pay amounts due to Mobile Energy or perform the services required under the Project Agreements or that, regardless of whether or not the Mill Owners timely make such payments and perform such services, Mobile Energy's revenues from Processing Charges and Demand Charges will be sufficient to pay the operating and maintenance expenses of the Energy Complex and the principal of and interest on Mobile Energy's indebtedness.

     The markets for certain of the Mills' products are highly cyclical, characterized by periods of supply and demand imbalance, and have historically experienced price fluctuations driven by changes in supply, end-user demand and preferences (including as to use of recycled contents in finished goods) and the availability and relative price of imported products. Certain sectors of the paper industry have also been significantly affected by changes in general economic conditions, levels of consumer confidence and income, the availability of financing and interest rate levels. Some of the Mill Owners' competitors have greater financial resources than the Mill Owners, and certain mills operated by competitors may be lower cost producers than the Mills. Accordingly, there can be no assurance that a Mill Closure will not occur, that the Mills will be operated at current levels over the life of the Mobile Facility or that such levels of operation will generate sufficient revenue to Mobile Energy to enable it to pay principal of and interest on its outstanding indebtedness.

     Since the sale of the Energy Complex by Scott to Holdings, S.D. Warren has transferred some of its grade coated production (in which it is a market leader) from the Paper Mill to another of its mills which is not serviced by the Energy Complex. While S.D. Warren has indicated that the change in operations is designed, in part, to convert capacity at the Paper Mill to the production of coated specialty and technical paper, and while such change in operations has increased the Paper Mill's usage of Steam Processing Services, there can be no assurance that the altered product mix of the Paper Mill will not have a materially adverse impact on the Paper Mill's requirement for Processing Services, or that the Paper Mill will continue to be operated on an economic basis.

     Also, the Mill Owners have broad discretion to merge with or otherwise combine with other companies and to otherwise transfer their interests in the Mills, and there can be no assurance that the current Mill Owners will retain their respective interests in the Mills. The consummation of any merger, combination or other transfer, including the Scott merger with a subsidiary of Kimberly-Clark, could result in a change in the mix or level of processing services demanded by such Mill and/or a decrease in the creditworthiness of the Mill Owner, any of which could have a material adverse effect on Mobile Energy.

     Prior to the announcement in July 1995 of its intent to merge with Kimberly-Clark, Scott had announced its intention to sell the Pulp Mill as part of a general corporate initiative to focus on its tissue operations. Payments from the Pulp Mill Owner accounted for approximately 51.6% of Mobile Energy's operating revenues in 1995. There can be no assurance that Scott/Kimberly-Clark will not seek to sell the Pulp Mill or that any successor to Scott/Kimberly-Clark as the Pulp Mill Owner would be of equivalent credit quality or industry expertise, would require the same level of Processing Services as are currently or have been historically required by Scott/Kimberly-Clark for its operation of the Pulp Mill or would continue to provide the services and products currently provided by Scott/Kimberly-Clark (as the Pulp Mill Owner) pursuant to certain of the Project Contracts to the other Mills or the Energy Complex.

     The Tissue Mill and the Paper Mill currently rely upon the Pulp Mill for almost all of their supply of pulp. Because both the Tissue Mill and the Pulp Mill currently are owned by Scott/Kimberly-Clark, there is no contractual arrangement between the Tissue Mill and the Pulp Mill for the supply of pulp. By contrast, in connection with the sale of S.D. Warren in December 1994, Scott entered into a long-term agreement (the "Pulp Supply Agreement") for the Pulp Mill to supply the Paper Mill with its pulp requirements (subject to minimum and maximum amounts) at prices that are generally based upon, though somewhat discounted from, market prices. There can be no assurance that future owners of the Pulp Mill and/or the Tissue Mill would enter into similar long-term pulp supply arrangements or that any such pulp supply arrangements would be economically beneficial to such parties.

     Prior to the announcement of its intent to merge with Kimberly-Clark, Scott had also announced its intention to sell in 1995 its Southeast timberland operations (the "Southeast Timberland"), which controls over 500,000 acres of woodlands in Alabama and Mississippi. The Pulp Mill currently relies upon the Southeast Timberland for the supply of a significant portion of the Pulp Mill's timber requirements and a significant portion of the biomass that the Pulp Mill supplies to the Energy Complex. If the Southeast Timberland were to be sold, a significant source of timber and biomass for the Pulp Mill may no longer be available to the Pulp Mill on terms as advantageous to the Pulp Mill as at the present time. Accordingly, the sale of the Southeast Timberland could have a materially adverse impact on the Pulp Mill's (and therefore the Tissue Mill's and Paper Mill's) business, in the level of Processing Services demanded by such Mills and on the supply of biomass to the Energy Complex.

     In connection with its proposed merger with Kimberly-Clark, Scott announced that it had suspended its previously stated plans to sell its global pulp operations (including the Pulp Mill) and its timberlands in the United States and Canada (including the Southeast Timberland). However, subsequent to the merger Kimberly-Clark has indicated that the combined entity will endeavor to eliminate redundant overhead costs, reduce its workforce and sell certain assets including some manufacturing facilities. Therefore, although any sale of the Pulp Mill or the Southeast Timberland may be delayed or abandoned as a result of the merger, there can be no assurances that the Pulp Mill or the Southeast Timberland (or any other assets (including the Tissue Mill)) would not eventually be sold by the combined entity.

     The revenues received by Mobile Energy from the sale of Processing Services to the Mills could also be adversely affected if one or more Mill Owners were to go into bankruptcy. The Energy Services Agreements, the Master Operating Agreement and certain of the other Project Contracts to which one or more Mill Owners are party are "executory contracts" under the Bankruptcy Code because performance is still due, to some extent, by both Mobile Energy and the Mill Owners. Therefore, if a voluntary or involuntary petition with respect to a Mill Owner were filed in a bankruptcy court, the Mill Owner (as debtor) could, with the approval of the bankruptcy court, assume, assume and assign, or reject its Energy Services Agreement, the Master Operating Agreement or any other of the Project Contracts to which it is a party. No assurance can be given that a Mill Owner in bankruptcy would be willing or able to assume any or all of the Project Contracts to which it is a party, including its Energy Services Agreement. Furthermore, no assurance can be given that Mobile Energy would be able to replace any such Mill Owner with another customer willing to purchase power, steam or liquor processing services on terms similar to those in an Energy Services Agreement that is rejected by a Mill Owner in bankruptcy or on other terms that are beneficial to Mobile Energy.

     If, after the filing of a bankruptcy petition, a Mill Owner in bankruptcy does not immediately assume or reject the Project Contracts to which it is a party and Mobile Energy provides Processing Services to such Mill Owner pursuant to the Project Contracts, Mobile Energy would be compensated for such post-petition services at a rate equal to the "actual and necessary" value of the benefit of those services to the bankruptcy estate. In addition, a bankruptcy court could compel Mobile Energy to continue to provide Processing Services to the Mill Owner in bankruptcy, provided that the Mill Owner pays Mobile Energy an amount equal to the "actual and necessary" value of the benefit of the Processing Services to the bankruptcy estate. Furthermore, if Mobile Energy were deemed to be a "utility" under Section 366 of the Bankruptcy Code, Mobile Energy could be compelled by the bankruptcy court to provide Processing Services to the Mill Owner for the remainder of the bankruptcy case even following the Mill Owner's rejection of its Energy Services Agreement, in return for payment based on the "actual and necessary" value of the benefit to the Mill Owner in bankruptcy of such Processing Services. There can be no assurance that a bankruptcy court would determine that the "actual and necessary" value of the benefit of the Processing Services to a Mill Owner in bankruptcy (i.e., the amount payable by the bankrupt Mill Owner) is equal to the sum of the Processing Charges and Demand Charges otherwise payable under the Project Contracts. If a bankruptcy court were to determine that the "actual and necessary" value of the benefit of the Processing Services to the bankrupt Mill Owner is in fact less than the sum of the Processing Charges and Demand Charges otherwise payable by such Mill Owner, the financial condition of Mobile Energy could be adversely affected.

Operations

The Energy Complex is operated by Southern Electric pursuant to an agreement with Mobile Energy (the "O&M Agreement"). Southern Electric provides operation, maintenance and administrative services to Mobile Energy and currently employs all of the personnel who work at the Energy Complex. At December 31, 1995, there were 24 salaried and 110 union employees working at the Energy Complex. Southern Electric is compensated by Mobile Energy pursuant to the O&M Agreement on a cost pass-through basis for the labor and other costs incurred by Southern Electric in operating and maintaining the Energy Complex.

     Mobile Energy, Scott/Kimberly-Clark and each of the Mill Owners are parties to a common services agreement (including any amendments thereto, the "Common Services Agreement") which, among other things, (i) provides for Mobile Energy and the Mill Owners to share certain facilities owned by Scott/Kimberly-Clark at the Mobile Facility (such as a cafeteria, an infirmary, a maintenance training facility and certain roads) and (ii) requires the Tissue Mill Owner to provide certain services (such as cafeteria services, medical services, maintenance training services and parking lot maintenance) to Mobile Energy and each of the other Mill Owners. In addition, each of the Mill Owners has granted Mobile Energy non-exclusive easements over the portions of the Mobile Facility owned by such Mill Owner (other than Lots 7 and 9 of the Real Property (as hereinafter defined), which Mobile Energy leases from Scott/Kimberly-Clark), and Mobile Energy has granted non-exclusive easements over Lots 7 and 9 to each of the Mill Owners, in each case, among other things, for access to the common facilities described above, for access to the portions of the Mobile Facility owned or leased by the person to whom the easement was granted and for other purposes required for or incidental to the performance of the grantee's obligations and the exercise of its rights under the Project Agreements. These agreements, together with the Master Operating Agreement, which, among other things, provides for the coordination of operations at the Mobile Facility and the management of the common services, establish the contractual framework that enables the Mobile Facility to continue to operate as an integrated manufacturing complex.

     Mobile Energy, Scott/Kimberly-Clark and the Mill Owners are party to the Master Operating Agreement which, among other things, provides for the continuation after the Acquisition of a committee (the "Site Operating Committee") previously utilized by Scott to coordinate and integrate the operations of the Mills and the Energy Complex. The Site Operating Committee is comprised of one representative from each of the Mills and the Energy Complex. The Site Operating Committee meets once a week (or, if necessary, more frequently) to address scheduled and unscheduled events that affect the Processing Services and other flows among the Energy Complex and the Mills, the operating systems, the common facilities and the safety and integrity of the Mobile Facility. The Master Operating Agreement provides for the members of the Site Operating Committee to work on a cooperative basis to promote the operation and maintenance of the Energy Complex and each of the Mills in a manner that will optimize, in accordance with the Project Agreements, the performance of the Energy Complex and the Mills as an integrated facility. Pursuant to the Master Operating Agreement, the Site Operating Committee, among other things, (i) coordinates the delivery of Processing Services and other flows among the Energy Complex and the Mills pursuant to the Project Agreements, (ii) coordinates Scheduled Energy Complex Outages (as hereinafter defined), scheduled outages at the Mills ("Scheduled Mill Outages") and Major Maintenance Outages (as hereinafter defined), (iii) develops and modifies emergency operating and shutdown procedures, (iv) endeavors to resolve disputes among the parties (in accordance with the dispute resolution procedures set forth in the Master

Operating Agreement) and (v) supervises and/or directs the performance of the Essential Common Services (as hereinafter defined) in accordance with the Common Services Agreement. Except for certain categories of decisions set forth in the Master Operating Agreement, all resolutions of the Site Operating Committee are required to be by unanimous decision of all members present in person or by telephone at a Site Operating Committee meeting. The effective functioning of the Site Operating Committee is important to the effective operation of the Mobile Facility and to the rapid resolution of disagreements between Mobile Energy and the Mill Owners. No assurance can be given that the Site Operating Committee will effectively coordinate and integrate the operations of the Mills and the Energy Complex, resolve disagreements between Mobile Energy and the Mill Owners or otherwise function as designed or that the failure to do so would not have a materially adverse impact on Mobile Energy.

Sources and Availability of Raw Materials

Approximately 85% of the fuel requirements of the Energy Complex are currently satisfied with by-products generated by the operations of the Pulp Mill or provided by the Pulp Mill. These by-products include black liquor, biomass (waste wood), and sludge, each of which is provided to Mobile Energy by the Pulp Mill Owner under the Pulp Mill Energy Services Agreement.

     Although a failure by the Pulp Mill Owner to deliver solid waste or weak black liquor to the Energy Complex by itself should not cause Mobile Energy to default upon its obligations to the Mill Owners under the Project Agreements, such failure could decrease operating cash flow to Mobile Energy to the extent that (i) processing charges decline due to diminished Energy Complex output and
(ii) operations and maintenance costs fail to decline correspondingly. In addition, such a reduction could lead to a downward adjustment of Demand Charges in subsequent Demand Periods. No assurance can be given that the Pulp Mill will continue to operate at historical levels (or at all) and continue to provide the Energy Complex with historical levels of black liquor to process.

     If the Pulp Mill does reduce or suspend its operations, it will have a reduced (or no) need for any of the Processing Services and, in particular, will reduce its requirements for (or cease to require) Liquor Processing Services because it will be producing limited (or no) amounts of weak black liquor. Since there is no other long-term customer for Liquor Processing Services currently available to the Energy Complex and, therefore, no alternative source of supply for weak black liquor, the failure by the Pulp Mill Owner to deliver weak black liquor for processing could have a materially adverse impact on Mobile Energy's ability to generate revenues due to a resulting decrease in Demand Charges in future Demand Periods or to the extent that Processing Charges decline and operations and maintenance costs fail to decline correspondingly. Also, because the Energy Complex has no reliable long-term source of supply of weak black liquor other than the Pulp Mill, and because the Pulp Mill has the most readily available supply of biomass for the Energy Complex, the closure of the Pulp Mill could deprive the Energy Complex of two significant fuels, and could thereby impede, physically and economically, the Energy Complex's ability to provide the Power Processing Services and Steam Processing Services to the Tissue Mill, the Paper Mill or third parties.

     The supplemental fuel needs of the Energy Complex are satisfied with coal, presently procured by Mobile Energy pursuant to a short-term contract which will expire on April 30, 1996 and which is subject to extension for successive one-year terms, and natural gas, currently procured by the Tissue Mill Owner from third parties. Both products are readily available on the open market from a variety of suppliers. Accordingly, Mobile Energy anticipates no significant problems in satisfying its future needs for coal and natural gas.

     Pursuant to the Master Operating Agreement, the unit charge payable by the Mill Owners for coal is contractually fixed and escalated in accordance with an escalator based upon the market price for coal mined east of the Mississippi River and sold to specified utilities across the United States. Thus, Mobile Energy receives the benefit, and bears the burden, of any difference between Mobile Energy's actual coal costs and the contractual coal charges. There can be no assurance that Mobile Energy will be able to procure coal at prices equal to or less than the contractual coal charges.

     Additionally, the Energy Complex and each of the Mills are dependent upon the Pulp Mill to provide, pursuant to a Water Procurement and Effluent Services Agreement (including any amendments thereto, the "Water Agreement"), process water and waste water treatment services, and the Energy Complex currently relies on the Pulp Mill Owner to provide, pursuant to a Boiler Ash Disposal

Agreement (including any amendments thereto, the "Ash Agreement"), ash disposal services. If Mobile Energy does not receive any such products or services, Mobile Energy is entitled by the Master Operating Agreement to reduce the amount of Processing Services provided to the Mill Owners (without incurring any reduction in the Demand Charges payable to Mobile Energy during the then current Demand Period as a result). However, such a reduction could decrease Mobile Energy's operating cash flow to the extent that (i) Processing Charges decline due to diminished Energy Complex output and (ii) operations and maintenance costs fail to decline correspondingly. In addition, such a reduction could lead to a downward adjustment of Demand Charges in subsequent Demand Periods. No assurance can be given that the Pulp Mill Owner can or will perform its obligations under the Water Agreement, the Ash Agreement or any other Project Contract.

     If the Pulp Mill Owner fails to perform any of its obligations under the Water Agreement (and if certain other conditions are satisfied), Mobile Energy is granted the right under the Master Operating Agreement to assume operational responsibility for the Pulp Mill's process water plant and waste water treatment plant (the "Mobile Energy Step-In Rights"). In addition, Mobile Energy has a license from the Pulp Mill Owner to utilize, at Mobile Energy's expense, certain Pulp Mill equipment (including the two water plants) if the Pulp Mill Owner terminates its Energy Services Agreement in connection with a Mill Closure with respect to the Pulp Mill. However, no assurance can be given that the Mobile Energy Step-In Rights are legally enforceable, that Mobile Energy would be able successfully to exercise the Mobile Energy Step-In-Rights or that Mobile Energy's use of the license would be economically beneficial to Mobile Energy. Additionally, no assurance can be given that Mobile Energy has or could obtain the Governmental Approvals necessary to exercise the Mobile Energy Step-In-Rights.

     Finally, because both the Tissue Mill and the Paper Mill currently rely upon the Pulp Mill for almost all of their supply of pulp, and for all of their supply of process water and waste water treatment services, the failure by the Pulp Mill to provide any of these products or services could have a material adverse effect on the operation of the Tissue Mill or the Paper Mill, thereby reducing their requirements for processing services. Therefore, even if Mobile Energy were able to obtain from other sources any products or services that the Pulp Mill failed to supply to Mobile Energy, Mobile Energy's revenues could be materially adversely affected to the extent that a reduction of operations at, or the closure of, the Pulp Mill adversely affects operations at the other Mills. Because both the Tissue Mill and the Pulp Mill currently are owned by Scott/Kimberly-Clark, there is no contractual agreement between the Pulp Mill and the Tissue Mill for the supply of pulp and no assurance can be given that future owners of the Pulp Mill and/or the Tissue Mill would enter into pulp supply agreements. Furthermore, no assurance can be given that the Pulp Mill will continue to supply pulp, process water or waste water treatment services to the other Mills, or that any such supply failure would not have a material adverse effect on the Tissue Mill, the Paper Mill or Mobile Energy.

Permitting and Regulatory Matters

Both Holdings and Mobile Energy are subject to regulation as subsidiary companies of a registered public utility holding company (Southern) by the SEC under PUHCA. Under PUHCA, the SEC regulates certain activities undertaken by Mobile Energy and Holdings, including securities sales, certain asset sales and acquisitions, and sales, service, and construction contracts with affiliates, among other matters. Mobile Energy believes that it is not subject to regulation, including rate regulation, by the FERC because Mobile Energy does not currently sell electricity at wholesale or transmit electricity in interstate commerce. In addition, Mobile Energy believes that it is not subject to regulation, including rate regulation, as a public utility by the Alabama PSC because it does not offer Power Processing Services or Steam Processing Services to the public generally. The Alabama PSC has not provided notice to Mobile Energy of any intent to exercise regulatory authority over Mobile Energy.

     As with any project comparable in size and nature to the Energy Complex, Mobile Energy is required to comply with the provisions of numerous statutes and regulations relating to the safety and health of employees and the public during the operation of the Energy Complex, including: emergency response and remediation or cleanup in connection with hazardous and toxic materials or other substances associated with the Energy Complex; limits on noise emissions from the Energy Complex; safety and health standards; practices and procedures applicable to the operation of the Energy Complex; environmental protection requirements (such as standards relating to the discharge of pollutants into the air, water and land); and employment, hiring and anti-discrimination requirements. Compliance with such requirements may impose significant additional costs on Mobile Energy. Failure to comply with any such statutes or regulations could have material adverse effects on Mobile Energy, including civil or criminal liability, imposition of clean-up liens and fines and expenditures of funds to bring the Energy Complex into compliance. There can be no assurance that Mobile Energy will at all times be in compliance with all applicable statutes and regulations or that the steps to bring Mobile Energy into compliance would not materially adversely affect Mobile Energy's financial condition. Additionally, there can be no assurance that the Mills or the Mill Owners at all times will be in compliance with applicable statutes and regulations. Due to the integrated nature of the Mills and the Energy Complex, such failure by the Mills or the Mill Owners to comply with applicable statutes and regulations could have a materially adverse impact on Mobile Energy.

     Mobile Energy also is obligated to comply with the provisions of the numerous federal, state and local statutory and regulatory regimes specifically applicable to its operations and to obtain and/or maintain numerous governmental approvals pursuant to applicable laws. Mobile Energy, Holdings, Southern Electric and Southern have obtained all material discretionary governmental approvals required as of the date hereof in order to acquire and operate the Energy Complex. Although not currently required, additional governmental approvals, including without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions regarding governmental approvals, may be required in the future due to a change in law or a change in Mobile Energy's customers or for other reasons.

     For example, if Mobile Energy were to sell electricity to a purchaser which intended to resell the electricity, such as Alabama Power, Mobile Energy would need the approval of the FERC, and there can be no assurance that Mobile Energy could obtain such approval on acceptable terms, or at all. In addition, if Mobile Energy were to sell electricity or steam to more than a limited number of end users, Mobile Energy (and such sales) could be subject to rate and other regulation by the Alabama PSC, which could materially adversely affect Mobile Energy's revenues. No assurance can be given that Mobile Energy will be able to obtain and/or maintain all required governmental approvals that it does not yet have or that it may in the future require, or that Mobile Energy will be able to obtain any necessary modifications to existing governmental approvals.

     Delay in obtaining or failure to obtain and maintain in full force and effect any such governmental approvals, or amendments thereto, or delay or failure to satisfy any such conditions or other applicable requirements, could prevent operation of the Energy Complex, sales to persons other than the Mill Owners or delivery of fuel or ash disposal, or could result in additional costs to Mobile Energy. Mobile Energy's business also could be materially adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws that impose more comprehensive or stringent requirements on the Energy Complex, the use or transportation of fuel or the transportation or disposal of ash. For example, a statutory or regulatory change, or a new judicial or administrative interpretation of existing laws, could subject Mobile Energy and its sales of Power Processing Services and Steam Processing Services to regulation by the Alabama PSC even if Mobile Energy's business does not change significantly. Any such changes could substantially increase the cost of Mobile Energy's operations or decrease Mobile Energy's revenues and have a material adverse effect on the financial condition of Mobile Energy.

     Under Chapter 14 of Title 37 of the Code of Alabama (the "Alabama Territorial Law"), which regulates service territories for electric suppliers, Alabama Power is the primary electric supplier in the City of Mobile. Secondary electric suppliers are prohibited from extending facilities to serve existing or new premises within the city limits. The Mobile Facility lies within the city limits. Mobile Energy believes that its acquisition of the Energy Complex and provision of electric power to the existing Mobile Facility would not cause it to be in violation of the Alabama Territorial Law. However, there can be no assurance that the Alabama PSC would reach the same conclusion if presented with the issue. If the Alabama Territorial Law were found to prohibit Mobile Energy from providing Power Processing Services to the Mills, Mobile Energy's revenues and its ability to pay the principal of and interest on its indebtedness could be materially adversely affected.

Environmental Considerations

Pursuant to three separate environmental indemnity agreements between each of the Mill Owners and Mobile Energy (collectively, including any amendments thereto, the "Mill Environmental Indemnity Agreements"), each of the Mill owners has agreed to indemnify Mobile Energy and Mobile Energy has agreed to indemnify each of the Mill Owners, and, in each such case, their respective affiliates, directors, officers, agents, attorneys and employees from and against various enumerated environmental-related claims ("Environmental Claims") brought against, and various enumerated environmental-related expenses ("Environmental Expenses") imposed upon, such indemnified parties in connection with (1) breaches by the indemnifying party of any of its representations and warranties, covenants or other obligations in the applicable Energy Service Agreement or the Master Operating Agreement, or (2) any environmental-related conditions ("Environmental Conditions") that give rise to, or could give rise to, Environmental Claims or other liabilities, or any violation of any environmental law ("Environmental Noncompliance") located at or otherwise relating to the Mills or the Energy Complex (as applicable) or associated facilities of the indemnifying party, to the extent arising out of facts or circumstances that occur or come into existence after December 12, 1994. Also, Scott/Kimberly-Clark has agreed to indemnify, defend and hold harmless Mobile Energy, its affiliates, and its and their respective officers, directors, agents, attorneys and employees (the "Mobile Energy Indemnified Parties"), from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or incurred by any Mobile Energy Indemnified Party, in connection with (1) breaches of any Scott/Kimberly-Clark representations and warranties, or other provisions of the Asset Purchase Agreement, relating to or otherwise concerning Environmental Conditions or Environmental Noncompliance with respect to the Mills or Energy Complex, or (2) any (a) Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities or (b) Environmental Noncompliance located at or otherwise relating to the Mills or Energy Complex, or associated facilities, in each case, to the extent arising out of any facts or circumstances existing as of or prior to December 12, 1994. Either (i) Mobile Energy's performance of its obligations that may in the future arise under the Mill Environmental Indemnity Agreements or (ii) the failure of Scott/Kimberly-Clark or any Mill Owner to perform its obligations that may in the future arise under its respective agreement could have a material adverse effect on Mobile Energy's financial condition.

     Mobile Energy is subject to comprehensive and dynamic federal, state and local environmental laws and regulations, including those governing air emissions, waste water discharges and hazardous and non-hazardous waste disposal. For example, the EPA has proposed (1) certain effluent limitation guidelines and standards for the control of waste water pollutants from pulp and paper industry facilities and (2) a national emission standard for hazardous air pollutants emitted from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods (the "Cluster Rule"). The currently proposed water effluent guidelines apply only to non-combustion sources within mills, and the proposed emission standards are limited to the emission points in the pulping and bleaching processes and in the associated process waste water collection and treatment systems. The EPA, however, has indicated that it expects to propose a revised version of the water effluent guidelines and emissions standards in the spring of 1996. The EPA also has indicated that it expects to propose an additional regulation applicable to pulp and paper industry facilities, consisting of effluent guidelines and emission standards for combustion sources, in the late summer of 1996 (the "Combustion Rule"). If promulgated as proposed, the Cluster Rule (which would principally apply to the Mills) probably will require significant capital expenditures by, and significant modifications to, the Mills.

     None of the Mills is contractually obligated to Mobile Energy to comply with the Cluster Rule or any other environmental regulation. Thus, the Mills could choose to close entirely rather than incur the costs imposed by the Cluster Rule. If a Mill Closure occurs (whether as a result of the costs imposed on the Mill Owners by the Cluster Rule or otherwise), and the applicable Mill Owner decides to terminate its Energy Services Agreement, such Mill Owner is required by the Master Operating Agreement to pay Demand Charges for a period equal to the greater of (i) one year following the date on which the Mill Owner gives notice of termination to Mobile Energy or (ii) until the end of the then current Demand Period. The first Demand Period ends in December 1999 and each subsequent Demand Period ends on the second anniversary of the end of the preceding Demand Period. The failure by the Mills to spend the monies necessary to comply with the Cluster Rule therefore could, indirectly, have a material adverse impact on Mobile Energy's results of operations, to the extent that it were to reduce the amount of processing services the Mills purchase from the Energy Complex and the amount of charges (including Demand Charges) the Mills pay to Mobile Energy. Because the Energy Complex is a combustion source, it is unlikely that the currently proposed Cluster Rule will have a direct impact on the Energy Complex.

     If promulgated in some form, the Combustion Rule, which has not yet been officially proposed but which the EPA has indicated may be proposed in 1996, and which would principally apply to the Energy Complex, could require significant capital expenditures by Mobile Energy and equipment and operational modifications to the Energy Complex. Because the Combustion Rule has not yet been proposed, Mobile Energy cannot estimate the expense required to comply with such a rule.

     Accordingly, the Cluster Rule could have a materially adverse impact on the economic status of the Mills and the amount of processing services they require, and the Combustion Rule could have a materially adverse impact on Mobile Energy directly, by requiring Mobile Energy to modify its equipment or operations in order to comply with the Combustion Rule's provisions. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures and operation and maintenance expenses incurred by Mobile Energy as a result of the Cluster Rule or the Combustion Rule. Nevertheless, there can be no assurance that a Mill Owner would not abandon its Mill rather than incur the costs imposed by the Cluster Rule (or any other environmental or non-environmental law or regulation) or would have the ability to comply with its obligations under the Master Operating Agreement associated with the Combustion Rule. Either such result could have a materially adverse impact on Mobile Energy's financial condition.

     As regulatory agencies have not yet promulgated final standards for some existing programs, and as some proposed requirements (such as the Cluster Rule) and suggested requirements (such as the Combustion Rule) have not yet been enacted or adopted, Mobile Energy cannot at this time reasonably estimate its costs of compliance with these additional programs and requirements (some of which will not take effect for several years or may not be promulgated at all) or the timing of any such costs.

     Pursuant to the Ash Agreement, Scott/Kimberly-Clark has agreed to transport and dispose of boiler ash that results from operation of the Energy Complex, and Scott/Kimberly-Clark has elected to dispose of such boiler ash at the Lott Road Landfill (as hereinafter defined). The ADEM permit for the landfill expired on January 3, 1993. ADEM has authorized continued operation of the landfill under the terms of the expired permit until a final decision has been made on permit renewal. Permit renewal is under review, the required information has been submitted, and the landfill can continue to operate until the review is complete. No assurance can be given that the landfill will obtain the necessary permits from ADEM to continue operations. Scott/Kimberly-Clark's obligation to take and dispose of Energy Complex boiler ash, however, is not dependent upon the continued availability of the Lott Road Landfill.

     The landfill owner estimates that the Lott Road Landfill has a remaining lifetime of approximately seven years. As noted above, however, Scott/Kimberly-Clark's obligation to take and dispose of Energy Complex boiler ash is not dependent upon the continued availability of the Lott Road Landfill.

     Because the landfill is constructed in a sand pit without an engineered liner, there is a risk that landfill leachate and storm water from the facility may have percolated to groundwater. According to the landfill's operational plan, however, most of the materials disposed of in the landfill are inert. Nevertheless, the disposal of Energy Complex boiler ash in the landfill creates a risk of participation in future remediation at the landfill, if any such remediation is ever needed or required.

     At present, Mobile Energy cannot estimate the amount by which its costs would increase as a result of any of these events. However, any of these events could have a material adverse impact on Mobile Energy.

Outages

In each contract year, Mobile Energy is entitled to (i) a specified number of days of downtime for regularly recurring annual maintenance of each boiler and turbine ("Scheduled Energy Complex Outages") and (ii) a specified amount of shortfalls in the provision of Processing Services for unanticipated events that affect the operation of the Energy Complex equipment ("Unscheduled Energy Complex Outages") (each number of days and amount of shortfall, an "Outage Allowance"). In addition, Mobile Energy is entitled to a specified number of days of downtime for major maintenance activities with respect to each power boiler and recovery boiler during the term of the Master Operating Agreement ("Major Maintenance Outages") (such number of days also an "Outage Allowance"). Major Maintenance Outages are designed to accommodate life cycle replacement and refurbishment of equipment, and can generally be anticipated with sufficient lead time to be added to the Outage Allowance for a particular contract year.

However, Major Maintenance Outages were not allocated to particular contract years as of the Acquisition Closing Date in order to give Mobile Energy the flexibility to schedule such outages on an as-needed basis. As such, Major Maintenance Outages will be scheduled by the Site Operating Committee for particular contract years over the course of the term of the Master Operating Agreement. If the outages experienced by the Energy Complex in a contract year do not exceed the Outage Allowances applicable to that contract year (including the allowances for Scheduled Energy Complex Outages, Unscheduled Energy Complex Outages and, if scheduled for that contract year, Major Maintenance Outages), Mobile Energy will not be deemed to be in default under the Energy Services Agreements or the Master Operating Agreement, will not be liable for Liquidated Damages (as hereinafter defined), and will not incur Demand Charge Reductions (as hereinafter defined). By contrast, if the outages experienced by the Energy Complex for a particular contract year do exceed the Outage Allowances applicable to that contract year, Mobile Energy could, subject to the applicable provisions of the Master Operating Agreement and Energy Services Agreements, be deemed to be in default under such agreements, be liable for Liquidated Damages and incur Demand Charge Reductions.

    The Outage Allowance to which Mobile Energy is entitled for Liquor Processing Services can be reduced under certain circumstances as a result of unscheduled interruptions of electrical power to the Pulp Mill if (i) Mobile Energy causes an unscheduled interruption of electrical power to the Pulp Mill that curtails the Pulp Mill from delivering weak black liquor to the Energy Complex in accordance with the Pulp Mill's current request for Liquor Processing Services, (ii) Mobile Energy's Outage Allowance for Liquor Processing Services is greater than zero at the time of the interruption of electrical power, and
(iii) the amount of Liquor Processing Services provided by Mobile Energy in the week in which the interruption of electrical power occurs does not exceed the lessor of (A) the average daily amount of Liquor Processing Services provided by Mobile Energy during the 365 days immediately preceding that week multiplied by seven, (B) the amount of Liquor Processing Services requested by the Pulp Mill for that week, and (C) the Pulp Mill Owner's then current Demand for Liquor Processing Services. The amount of the reduction will be equal to (a) the average daily amount of Liquor Processing Services provided by Mobile Energy during the 365 days immediately preceding that week divided by (b) 24 and then multiplied by (c) the duration of the interruption of electrical power (expressed in hours and rounded up to the nearest hour); provided that the Outage Allowance for Liquor Processing Services shall not be reduced below zero.

    The Mill Owners have the right to take an unlimited number of outages for any duration, provided that the Mill Owners continue to pay Demand Charges and any other amounts due under the Project Agreements during a Mill outage.

    Each year, the Site Operating Committee is required to prepare a timetable (the "Yearly Outages Schedule") for Scheduled Outages and, if applicable, Major Maintenance Outages for the following contract year based upon schedules proposed by Mobile Energy and each of the Mill Owners. To the maximum extent practicable, the Site Operating Committee is required to coordinate the timing of Scheduled Outages among the Energy Complex and the Mills so as to maximize the availability of Services. At the request of Mobile Energy or any Mill Owner, the Yearly Outages Schedule may be revised by the Site Operating Committee.

     If Mobile Energy or any Mill Owner anticipates that its facility may experience an Unscheduled Outage, or (if an outage is unanticipated) following the occurrence of an Unscheduled Outage, the applicable party is obligated to notify the other parties of the expected effect that the Unscheduled Outage will have on its ability to provide Processing Services or Mill Products (as applicable). In addition, any Mill Owner whose Mill experiences an Unscheduled Outage is obligated to inform Mobile Energy and the other Mill Owners of the expected effects that such Unscheduled Outage will have on the affected Mill's Current Nomination (as hereinafter defined) and short-term future requirements for any Processing Service, process water or compressed air. If a Mill suffers an Unscheduled Outage, Mobile Energy may shut down any item of equipment or machinery at the Energy Complex for maintenance or inspection as long as (i) Mobile Energy's ability to satisfy the Mills' requirements for Processing Services during the Mill's Unscheduled Outage is not thereby diminished and (ii) such shutdown will not last longer than the duration of the Unscheduled Mill Outage as communicated by the affected Mill. Such a shutdown by Mobile Energy is not deemed an Outage for purposes of the Master Operating Agreement and, therefore, does not affect Mobile Energy's usage of any Outage Allowance.

     Mobile Energy's actual utilization of Outage Allowances for 1995 was as follows:

                           1995                               Maximum
  Category        Allowance   Utilization         Unused      Carryover
  -------         ---------   ----------          ------      ---------
  Steam
    (MMBTU's)       25,000     9,752               15,248      10,776
  Liquor
    (MMLBs)             49         3                   46          25
  Electricity
    (MWHs)          10,900     1,422                9,478       5,221

The Outage Allowances available to Mobile Energy in 1996 are as follows:

                             1996
                    ------------------------
Category            Carryover          Total
--------            ---------          -----
  Steam
     (MMBTU's)        10,776          24,818
  Liquor
     (MMLBs)              25              50
  Electricity
     (MWHs)            5,221          14,732

SUMMARY OF PRINCIPAL CONTRACTS

The following summaries of selected provisions of the principal Project Contracts are qualified in their entirety by reference to the full text of the actual agreements, copies of which are filed as exhibits to this Form 10-K..

                           Energy Services Agreements
                         and Master Operating Agreement

Mobile Energy is party to a Pulp Mill Energy Services Agreement with the Pulp Mill Owner, a Tissue Mill Energy Services Agreement with the Tissue Mill Owner, a Paper Mill Energy Services Agreement with the Paper Mill Owner and a Master Operating Agreement with each of Scott/Kimberly-Clark, the Pulp Mill Owner, the Tissue Mill Owner and the Paper Mill Owner. These agreements set forth the obligations of Mobile Energy, Scott/Kimberly-Clark and the Mill Owners to sell and purchase Liquor Processing Services, Steam Processing Services and Power Processing Services, to deliver or dispose of certain waste products or by-products produced by the Energy Complex and the Pulp Mill, and to manage the operations of the Energy Complex and the Mills. Mobile Energy entered into these agreements with Scott/Kimberly-Clark and S.D. Warren acting in their capacities as the various Mill Owners so as to facilitate the sale by Scott/Kimberly-Clark of one or more of its Mills during the terms of the agreements by clearly designating the rights and obligations associated with each of the Mills. See "-Transfer and Assignment."

Term

The Energy Services Agreements and the Master Operating Agreement each have an initial term of 25 years, which began on the Acquisition Closing Date. Mobile Energy has the right to extend the terms of all of these agreements by five years, but cannot exercise such right to extend with respect to less than all of these agreements, unless any agreement not extended was earlier terminated in accordance with its terms. In addition, the Mill Owners, acting collectively, have an option to extend the terms of all of these agreements by five years. The Mill Owners may not extend these agreements, except with the concurrence of Mobile Energy, if less than all of the agreements are in effect at the end of the initial 25-year term. If these agreements are so extended by either Mobile Energy or the Mill Owners, the terms of certain other Project Contracts (including the Water Agreement, the Common Services Agreement, the Ash Agreement and the Mill Environmental Indemnity Agreements) will also be extended for five years.

Processing Services

General Purchase and Supply Obligations

During the term of each of the Energy Services Agreements, Mobile Energy is required to provide Steam Processing Services and Power Processing Services to each of the Mill Owners, and Liquor Processing Services to the Pulp Mill Owner. With regard to each Mill, Mobile Energy is obligated to dedicate the portion of the Energy Complex's capacity to provide each Processing Service to that Mill equal to that Mill's Demand for that Processing Service. Each Mill Owner is obligated to purchase its entire requirements for Processing Services, up to the Maximum Capacities, from Mobile Energy unless Mobile Energy fails to satisfy such requirements due to capacity constraints or for any other reason. Mobile Energy is obligated to supply the Mills' requirements for the Processing Services, up to the Aggregate Demand for each Processing Service.

    The Aggregate Demand levels are fixed by the Master Operating Agreement until December 1999 and, thereafter, are reset periodically in accordance with the Master Operating Agreement to reflect the Mills' actual aggregate usage of Processing Services. Regardless of usage, the Aggregate Demand levels cannot exceed the Maximum Capacity associated with each Processing Service. The Maximum Capacities are stipulated, technological capacity constraints associated with the provision of Processing Services by the Energy Complex, and can be modified to reflect the results of certain metering and testing activity, additions to or modifications of the Energy Complex or the Mills, and Demand that has been relinquished or forfeited by the Mill Owners in accordance with the Master Operating Agreement.

    Generally, although a Mill's Demand can be decreased only on specific dates set forth in the Master Operating Agreement, a Mill's Demand can be increased at any time (either voluntarily by the Mill Owner upon notice to Mobile Energy and the other Mill Owners, or automatically due to a peak in usage by a Mill that exceeds its then current Demand) if Aggregate Demand for a Processing Service is less than the Energy Complex's Maximum Capacity for that Processing Service.

    On the last day of the first five-contract year period (the "Initial Demand Period") and on the last day of each subsequent Demand Period, any Mill Owner whose peak usage of a particular Processing Service was below the low end of a range established for such Mill under the Master Operating Agreement with respect to such Processing Service (each such range a "Demand Band") has the option to reset its Demand for such Processing Service to a level not less than its peak usage during the Demand Period then ended. If a Mill's peak usage of a Processing Service was within the applicable Demand Band, the Mill's Demand cannot be reset to a lower level on the Demand Anniversary Date.

    Mobile Energy believes that since the Acquisition Closing Date, the Mills have, from time to time, required and utilized, in the aggregate, Steam Processing Services, and the Pulp Mill has required and utilized Liquor Processing Services, in amounts such that the Aggregate Demand levels for Steam Processing Services and Liquor Processing Services will not, pursuant to the terms of the Master Operating Agreement, be permitted to be decreased at the conclusion of the first Demand Period in December 1999. Therefore, pursuant to the Master Operating Agreement, unless there is a Mill Closure or certain casualty or force majeure events occur, Mobile Energy believes that the aggregate Demand Charges payable by the Mill Owners for Steam Processing Services and Liquor Processing Services are not subject to reduction by the Mill Owners until at least the conclusion of the second Demand Period in December 2001. In February 1996 Mobile Energy completed implementation of a new metering system that will allow it to determine whether the Aggregate Demand level with respect to Power Processing Services also will not, pursuant to the terms of the Master Operating Agreement, be permitted to be decreased at the conclusion of the first Demand Period in December 1999. In the period since that metering system became fully operational, the Tissue Mill and the Paper Mill have had peak demands for Power Processing Services that would prevent them from decreasing their Demands for Power Processing Services at the conclusion of the first Demand Period in December 1999, but the Pulp Mill has not. In any event, pursuant to the Master Operating Agreement, unless there is a Mill Closure or certain casualty or force majeure events occur, the aggregate Demand Charges payable by the Mill Owners for Power Processing Services are not subject to reduction by the Mill Owners until at least the end of the first Demand Period in December 1999. However, there can be no assurance that a Mill Closure, casualty or force majeure event will not occur, or that such aggregate Demand Charges will remain in effect after December 1999 or 2001, as applicable.

    By contrast, a Mill's Demand level will automatically be increased at any time (whether or not on a Demand Anniversary Date) if the Mill's usage of a Processing Service peaks above its Demand level for that Processing Service, as long as the increase would not cause the Aggregate Demand for the Processing Service to exceed the Maximum Capacity for the Processing Service. Because the Aggregate Demands were set at their respective Maximum Capacities on the Acquisition Closing Date, there will be no increases in the Aggregate Demand for any Processing Service due to increased usage until there occurs a reduction in Aggregate Demand or an increase in Maximum Capacity. A Mill desiring to increase its Demand level for any Processing Service before the first reduction in Aggregate Demand can do so only by agreeing to take a portion of another Mill's Demand for that Processing Service in accordance with the Demand reallocation provisions set forth in the Master Operating Agreement. The Master Operating Agreement allows the Mills to reallocate the Aggregate Demand for Steam Processing Services or Power Processing Services on the first day of each contract year. Any such reallocation must reflect actual peak usage by the reallocating Mills during the preceding contract year or sufficiently demonstrated anticipated usage by the reallocating Mills during the upcoming contract year. Furthermore, any such reallocation cannot cause the relevant Aggregate Demand to exceed its respective Maximum Capacity and cannot decrease the relevant Aggregate Demand then in effect. The Mill Owners do not have the right to compel Mobile Energy to increase the capacity of the Energy Complex if the Mills' aggregate requirements increase above the capacity of the Energy Complex; however, if the Mill Owners were to request, Mobile Energy would be required in such circumstance to negotiate in good faith with the Mill Owners to determine whether an expansion of the Energy Complex would be mutually advantageous. If Mobile Energy does increase the capacity of the Energy Complex, the Maximum Capacities for the Processing Services would increase only upon the mutual agreement of Mobile Energy and the Mill Owners.

    In addition to the automatic increases in Demand described above, each Mill Owner may at any time, upon notice to Mobile Energy and the other Mill Owners, voluntarily increase its Demand for a Processing Service up to the difference between the Aggregate Demand then in effect for the relevant Processing Service and the applicable Maximum Capacity. If such increase is not on a Demand Anniversary Date (or, if on a Demand Anniversary Date, is in excess of the Mill's peak Demand during the then just ended Demand Period), then Mobile Energy shall have a reasonable amount of time (consistent with specified prudent plant operating standards) in which to prepare the Energy Complex to provide the higher level of Processing Services and the resetting Mill Owner will be required to reimburse Mobile Energy for all costs incurred by Mobile Energy in connection with such preparations.

Daily Supply Obligations

The Master Operating Agreement provides an operating structure for informing Mobile Energy of each Mill's maximum requirements for the Processing Services during specified intervals and determining Mobile Energy's supply obligations during such specified intervals. Each morning, each of the Mill Owners is required to inform Mobile Energy of the maximum amount of Steam Processing Services it will require in any given hour during that day and the maximum amount of Power Processing Services it will require in any given 15-minute period during that day (each such amount, a "Current Nomination"). Taken together, the sum of the Current Nominations of the three Mills for Steam Processing Services and Power Processing Services cannot exceed the applicable Aggregate Demand for such Processing Service. In addition, each Friday morning, the Pulp Mill Owner is required to inform Mobile Energy of the amount of weak black liquor that Mobile Energy will be required to accept the following week (such amount also a "Current Nomination"). During any given 15-minute, hourly or weekly interval, as applicable, Mobile Energy is obligated to provide the applicable Processing Services to each Mill Owner in an amount not to exceed the Mill Owner's Current Nomination of the applicable Processing Service.

    If a Mill Owner's requirement for a Processing Service exceeds its Current Nomination for that Processing Service during the course of a day, the Mill Owner may request that Mobile Energy provide the Mill Owner with an increased amount of the Processing Service (a "Requested Change"). Mobile Energy is obligated to implement the Requested Change only if, and to the extent that, (i) the Requested Change would not cause the Mill Owner's Current Nomination for that Processing Service to exceed its Demand for that Processing Service and
(ii) the Requested Change would not cause the amount of that Processing Service provided by Mobile Energy to exceed the applicable Aggregate Demand. If any or all of a Requested Change is not implemented by Mobile Energy due to capacity constraints, the Mill Owner seeking a Requested Change may obtain the right to receive a portion of another Mill Owner's Current Nomination of such Processing Service on such terms as such Mill Owners may mutually agree to. Upon joint notification in writing to Mobile Energy by such Mill Owners, Mobile Energy is required to implement the service change, unless it is not technologically feasible to do so in light of prudent operating standards.

    The Master Operating Agreement prohibits any Mill from using more than its Current Nomination with respect to any Processing Service (unless it has increased its Current Nomination in accordance with the procedures described in the preceding paragraph). If Mobile Energy has provided the aggregate Current Nomination for a Processing Service and a Mill takes more than its Current Nomination of the Processing Service (such excess usage being the "Overuse Amount"), Mobile Energy will not be liable to the other Mill Owners for failing to provide their Current Nominations of that Processing Service to the extent of the Overuse Amount.

    If the Mills' aggregate requirement for any Processing Service is less than the aggregate Current Nomination for that Processing Service during the course of any day, Mobile Energy is obligated to follow (in accordance with prudent operating standards) all changes in the Mills' aggregate requirement for that Processing Service as it increases or decreases from time to time (to the extent that such changes in aggregate requirements are consistent with prudent operating standards). As such, the Master Operating Agreement prevents Mobile Energy from receiving Processing Charges for Processing Services provided to the Mill Owners in excess of the Mill Owners' requirements.

Sales to Third Parties

The Energy Services Agreements permit Mobile Energy to sell to any person, on an as-available, fully interruptible basis, any of the services or products that the Energy Complex is capable of producing in excess of the Mills' requirements for such services or products at any given time. Mobile Energy is required to satisfy its obligations to provide Processing Services under the Energy Services Agreements before making any Processing Services available to any other person.

Air Compressors

The air compressors and related facilities that service the compressed air needs of the Mills and the Energy Complex are owned by Scott/Kimberly-Clark and located on the property leased by Scott/Kimberly-Clark to Mobile Energy (the "Air Compressors"). Pursuant to the Master Operating Agreement, Mobile Energy is required to operate and maintain Scott/Kimberly-Clark's Air Compressors in good working order in accordance with prudent operating standards; however, Mobile Energy is not responsible for the replacement or refurbishment of the Air Compressors unless the need for such replacement or refurbishment is a direct result of Mobile Energy's failure to operate the Air Compressors in accordance with prudent operating standards. The Mill Owners are obligated to reimburse Mobile Energy for all costs Mobile Energy reasonably incurs in connection with such operation and maintenance services.

Fuel and Other Mill Products

Of the five fuels used to operate the Energy Complex (weak black liquor, biomass, sludge, gas and coal), three (weak black liquor, biomass and sludge) are provided by the Pulp Mill Owner pursuant to the Pulp Mill Energy Services Agreement, one (gas) is procured from third parties by the Tissue Mill Owner pursuant to the Master Operating Agreement, and one (coal) is procured by Mobile Energy pursuant to short-term coal contracts.

    Weak black liquor is provided to Mobile Energy by the Pulp Mill Owner in quantities consistent with the Current Liquor Processing Nomination in effect from time to time. The processing of weak black liquor by the Energy Complex requires certain other items (such as weak wash) that the Pulp Mill Owner is obligated to provide, and produces certain by-products (such as soap) that the Pulp Mill Owner is obligated to accept. Each such item provided or accepted by the Pulp Mill Owner is provided or accepted at no charge to Mobile Energy.

    The Pulp Mill Owner is obligated to provide solid waste (as such term is defined in the Internal Revenue Code and the regulations promulgated thereunder, generally consisting of biomass and sludge having certain characteristics, and as more particularly defined in the Pulp Mill Energy Services Agreement, "Solid Waste") to Mobile Energy in quantities not less than the an amount equal to the minimum amount of Solid Waste required to be disposed of in the Number 7 Power Boiler (as hereinafter defined) on an annual basis to maintain the tax-exempt status of the Tax-Exempt Bonds ("Required Solid Waste Amount") and not greater than approximately 132 short tons of Solid Waste per hour (as further defined in the Master Operating Agreement, the "Maximum Solid Waste Capacity"). However, the Pulp Mill Owner's failure to provide Mobile Energy the Required Solid Waste Amount does not constitute an event of default under the Pulp Mill Energy Services Agreement, and Mobile Energy's remedies against the Pulp Mill Owner in such event are limited to those described in "-Mobile Energy's Supply Obligations in the Event of a Mill Product Shortfall" below.

    Mobile Energy is obligated to accept from the Pulp Mill Owner all Solid Waste that is derived from the Pulp Mill's debarking operations. In addition, Mobile Energy is required to accept from the Pulp Mill Owner all Solid Waste that is derived from sources other than the debarking operations and that is delivered in accordance with a delivery schedule periodically agreed upon by Mobile Energy and the Pulp Mill Owner. Finally, Mobile Energy may request that the Pulp Mill Owner obtain (as agent for Mobile Energy) additional quantities of biomass ("Agency Biomass"). Mobile Energy reimburses the Pulp Mill Owner for its cost of procuring Agency Biomass from third parties and these costs are then incorporated into the three Mill Owners' Processing Charges.

    Mobile Energy has no obligation to obtain biomass from sources other than the Pulp Mill Owner. However, if Mobile Energy chooses to obtain biomass from sources other than the Pulp Mill Owner, Mobile Energy may charge the Mill Owners an amount not to exceed the lower of (i) Mobile Energy's actual cost or (ii) the lowest price of coal or gas then available to the Energy Complex, based upon the "energy equivalent value" of such fuels.

    Mobile Energy is dependent upon the Pulp Mill for the Energy Complex's supply of weak black liquor and relies upon the Pulp Mill to provide almost all of the Energy Complex's supply of Solid Waste fuel (consisting of biomass and sludge). Although a failure by the Pulp Mill Owner to deliver Solid Waste or weak black liquor to the Energy Complex should not cause Mobile Energy to default upon its obligations to the Mill Owners under the Project Agreements, such failure could decrease operating cash flow to Mobile Energy to the extent that (i) Processing Charges decline due to diminished Energy Complex output and
(ii) operations and maintenance costs fail to decline correspondingly. In addition, such a reduction could lead to a downward adjustment of Demand Charges in subsequent Demand Periods. No assurance can be given that the Pulp Mill will continue to operate at historical levels (or at all), that it will continue to provide the Energy Complex with historical levels of black liquor to process, or that the Pulp Mill Owner can or will perform its obligations under the Pulp Mill Energy Services Agreement with respect to the delivery of the Required Solid Waste Amount.

    Gas is procured by the Tissue Mill Owner on behalf of Mobile Energy and each of the Mill Owners. The Tissue Mill Owner is responsible for negotiating, executing and administering all gas supply and transportation contracts, and has final authority with respect to such matters, and Mobile Energy and the Mill Owners are required to indemnify the Tissue Mill Owner against all claims arising out of or related to the Tissue Mill Owners' negotiation, execution and administration of gas supply and transportation contracts. Mobile Energy and the other Mill Owners have the right to review all amendments, modifications or extensions of any gas supply and transportation contracts in effect on the Acquisition Closing Date, and any new gas supply and transportation contracts entered into thereafter, prior to the Tissue Mill Owner's execution thereof. The Tissue Mill Owner is obligated to use its best efforts to maintain gas deliveries, based upon anticipated usage information provided by Mobile Energy and the other Mill Owners. Mobile Energy is obligated to pay the Tissue Mill Owner for Mobile Energy's pro rata share of gas at a rate equal to the weighted average cost of all gas supply and transportation charges incurred by the Tissue Mill Owner in any given month. As described below, these costs are then incorporated into the Mill Owners' Processing Charges, taking into account the applicable efficiency standards imposed by the Process Model upon the operation of the Energy Complex.

    Mobile Energy is required by the Master Operating Agreement to secure a reliable source of delivered coal in such quantities as may be required to provide the Processing Services given the availability of other fuel sources, prudent operating standards, technical constraints and the fuel limitations imposed upon the Number 7 Power Boiler by the solid waste disposal requirements of the Internal Revenue Code. As described below, Mobile Energy's delivered coal costs are incorporated into the Mill Owners' Processing Charges, taking into account the applicable efficiency standards imposed by the Process Model upon the operation of the Energy Complex. In incorporating Mobile Energy's coal costs into the Processing Charges, the Master Operating Agreement assumes that Mobile Energy acquires all coal at a specified fixed price that escalates in accordance with an escalator based upon the market price for coal mined east of the Mississippi River and sold to specified utilities across the United States. Therefore, all delivered coal costs incurred by Mobile Energy in excess of this "assumed" price will not be incorporated into the Processing Charges and will be for Mobile Energy's account. As such, Mobile Energy bears price risk with respect to coal purchases. Conversely, if Mobile Energy's coal costs are less than the "assumed" amount, Mobile Energy is still permitted to charge the Mill Owners for the "assumed" amount.

Mobile Energy's Supply Obligations in the Event of a Mill Product Shortfall

Under the Master Operating Agreement, Mobile Energy is entitled to reduce the amount of Processing Services provided to the Mill Owners (in accordance with the appropriate load shedding plan set forth in the Master Operating Agreement) if (1) the Pulp Mill fails to provide Mobile Energy with enough black liquor to run the Number 7 and Number 8 Recovery Boilers in accordance with prudent operating standards, and Mobile Energy is using coal, gas and biomass in accordance with prudent operating standards and the Process Model, (2) the Pulp Mill fails to provide Mobile Energy with (a) enough Solid Waste to run the

Number 6 and Number 7 Power Boilers in accordance with prudent operating standards or (b) the Required Solid Waste Amount and, in each such case, Mobile Energy is using coal and gas in accordance with prudent operating standards and the Process Model or (3) Mobile Energy determines that the Pulp Mill Owner will be unable to provide Mobile Energy with the Required Solid Waste Amount in any calendar year, and Mobile Energy is using coal and gas in accordance with the Process Model.

    Furthermore, if a Mill fails to supply Mobile Energy with certain products produced or procured by a Mill and provided to Mobile Energy under the Project Agreements (including process water, waste water treatment service, boiler ash service but excluding black liquor and biomass) (the "Mill Products") or fails to take any of the stripped condensate, evaporator clean condensate, soap, hot process water, stripper off gases or noncondensible gases (each a "Mobile Energy Processing By-Product") that it is required to take, then (i) Mobile Energy is permitted to reduce the level of Processing Services that it supplies to the Mill Owners to a level consistent with the amount of Processing Services Mobile Energy is able to provide given the reduced amounts supplied by or taken by that Mill and (ii) Mobile Energy may (but is not obligated to) find another source to supply the Mill Product in question, in which case the Mill Owner responsible for the supply failure will be obligated to reimburse Mobile Energy for (x) the difference between the replacement Mill Product and the cost of the Mill Product (if any) otherwise due and payable by Mobile Energy and (y) all reasonable costs and expenses incurred by Mobile Energy in obtaining the replacement Mill Product.

Charges

The Energy Services Agreements and the Master Operating Agreement obligate each Mill Owner to pay Mobile Energy a Demand Charge for each of the Processing Services that such Mill Owner is entitled to receive under its Energy Services Agreement and a Processing Charge for the Processing Services the Mill Owner actually receives. All such charges are invoiced, and are required to be paid, on a monthly basis.

    The Demand Charges are based upon the Demand levels in effect from time to time as determined pursuant to the procedures described above. See "-Processing Services-General Purchase and Supply Obligations." For each monthly billing period, a Mill Owner's then current Demand for a particular Processing Service is multiplied by a fixed rate for that Processing Service (that escalates over the term of the Energy Services Agreements according to a composite escalator reflecting inflation-based indices for capital equipment, labor and intermediate materials) (such fixed rate, the "Demand Rate"). The Pulp Mill's Demand Charges are then adjusted to credit the Pulp Mill for certain Mill Products that the Pulp Mill Owner provides to the Energy Complex. The Demand Charges may be reduced in the event there is a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Project Agreements. See "-Liquidated Damages and Demand Charge Reductions."

    The Processing Charges are based upon each Mill's actual monthly usage of Processing Services. The Processing Charges were designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including variable costs such as fuel related expenses, and to credit the appropriate Mills for certain energy value attributable to condensate flow that is provided by the Mills to the Energy Complex. There can be no assurance, however, that the Processing Charges will at all times cover such costs, including variable costs such as fuel related expenses. The Pulp Mill's Processing Charges are also adjusted to credit the Pulp Mill for certain biomass and weak black liquor that the Pulp Mill Owner provides to the Energy Complex. Costs incurred by the Pulp Mill in providing biomass and weak black liquor to Mobile Energy are allocated among all the Mills through the Processing Charges.

    After the expiration of the Interim Period, which lasts from the Acquisition Closing Date until such time as the Process Model is developed and tested in accordance with the Master Operating Agreement, the fuel cost component of the Processing Charges will be based, in part, upon calculations generated by the Process Model. The Process Model will be designed to, among other things, (i) predict the amount of power that the Mill Owners should be obtaining from Alabama Power, rather than from Mobile Energy, during Scheduled Energy Complex Outages and Major Maintenance Outages and (ii) compute the quantity of coal that the Energy Complex should be using at any time (given the amount of weak black liquor, biomass, sludge and gas provided, and the amount of condensate returned, by the Mill Owners) in order to satisfy certain efficiency and reliability standards, taking into account applicable fuel mix, boiler availability, the Mills' aggregate requirements for Processing Services and other specified operating parameters. The Process Model also will be designed to determine the amount of gas that the Energy Complex should be using at any time, in accordance with a specified protocol for boiler dispatch. These standards are designed to circumscribe Mobile Energy's efficiency risk within the parameters set forth in the Process Model, so that, within such parameters, Mobile Energy should not be penalized for permitted decreases in efficiency that result from operational modifications necessary to perform scheduled maintenance or to satisfy the Mill Owners' needs for Processing Services at any given time. The Process Model standards also are designed to take into account degradation of equipment efficiencies as a result of aging. Mobile Energy will be permitted to charge the Mill Owners, as a component of the Processing Charges, for only those quantities of coal as are calculated by the Process Model to be efficient quantities and only those quantities of gas as are determined by the Process Model to be in accordance with a specified protocol for boiler dispatch incorporated therein. If the Energy Complex uses more coal or gas than the quantities calculated or determined by the Process Model (because, for example, Mobile Energy has been inefficient in its use of gas, coal, black liquor, biomass or sludge or has inappropriately dispatched its equipment), the costs attributable to the excess quantities of coal or gas are not permitted to be included in the Processing Charges and, as a result, will be borne by Mobile Energy. By contrast, if the Energy Complex uses less coal or gas than the quantities calculated or determined by the Process Model, Mobile Energy can include in the Processing Charges the costs associated with the Process Model quantities of coal and gas notwithstanding that such calculated or determined quantities may exceed the actual quantities used by the Energy Complex. Thus, Mobile Energy will be rewarded for operating the Energy Complex more efficiently than the standards set forth in the Process Model and will bear the risk of operating the Energy Complex less efficiently than those standards. The Process Model may be adjusted under certain circumstances. See "-Process Model Adjustments."

    During the Interim Period, Mobile Energy is allowed to charge the Mills for any and all quantities of coal used by the Energy Complex to provide the Processing Services. In addition, Mobile Energy is allowed to charge the Mills for any and all quantities of gas used by the Energy Complex to provide the Processing Services, unless (i) Mobile Energy uses (in any given month) more than 110% of the amount of gas used during the same month in 1993 and (ii) such excess use was not in accordance with prudent operating standards. Other modifications to the formulas used to calculate the Processing Charges will also remain in effect until the end of the Interim Period, in order to facilitate the calculation of the Processing Charges until new meters are installed by Mobile Energy. In addition, for the first twelve monthly billing periods following the adoption of the Process Model, the Master Operating Agreement provides a range of allowable charges for coal and gas, which range places upper and lower limits on the Mill Owners' payment obligations with respect to coal and gas charges in the event of a dispute between the parties during such time period.

    Both during the Interim Period and thereafter, the unit charge payable by the Mill Owners for coal used by the Energy Complex to provide the Processing Services is contractually fixed and escalated in accordance with an escalator based upon the market price for coal mined east of the Mississippi River and sold to specified utilities across the United States. Thus, Mobile Energy receives the benefit of, and bears the burden of, any difference between Mobile Energy's actual coal costs and the contractual coal prices. The charge payable by the Mill Owners for gas used by the Energy Complex to provide the Processing Services is Mobile Energy's actual "all in" per unit gas cost, both during the Interim Period and thereafter.

Process Model Adjustments

The Master Operating Agreement provides that Mobile Energy and the Mill Owners may adjust the Process Model (a "Process Model Adjustment") if (i) for any reason there occurs a modification of any Mill or a change in the method of operation of any Mill and, in either such case, as a result thereof, the Process Model no longer accurately predicts the fuel and/or supplemental power requirements that would have been required using the operational dispatch logic, operational concepts and unit efficiencies used prior to the Acquisition Closing Date or (ii) the accuracy or operational reliability of the Process Model is capable of being improved (clauses (i) and (ii) each a "Process Model Adjustment Event"). No Process Model Adjustment is permitted to be made to benefit any party whose breach of a material provision of any Project Contract caused the Process Model Adjustment Event. In addition, no Demand Charge may be increased as the result of a Process Model Adjustment and, generally, a Process Model Adjustment is not permitted to have a retroactive effect.

    The Master Operating Agreement does not entitle Mobile Energy to adjust the Process Model to take into account the declining efficiency of aging equipment. Therefore, Mobile Energy bears the risk of maintaining the Energy Complex equipment so that it performs in accordance with the efficiency standards set forth in the Process Model.

Financial Adjustments

The Master Operating Agreement entitles Mobile Energy to request an increase in the amounts payable to Mobile Energy (a "Financial Adjustment") if, subject to certain conditions set forth in the Master Operating Agreement, (A) a federal energy tax on fuels used in the generation of electricity or steam (and not based upon the income of Mobile Energy) is imposed on Mobile Energy or the Energy Complex at any time during the first seven years following the Acquisition Closing Date in connection with the transactions contemplated by the Master Operating Agreement or the Energy Services Agreements or (B) Mobile Energy must incur capital or operational expenditures at the Energy Complex because (i) of a modification of or change in operations at a Mill (which modification or change occurred for any reason other than due to a breach by Mobile Energy of its obligations under the Master Operating Agreement or any of the Energy Services Agreements), (ii) any Mill Product becomes characterized as a hazardous material for any reason other than a change in any law applicable or permit applicable to the Energy Complex or the Mills (a "Change of Law") or an action or omission by Mobile Energy or (iii) the Cluster Rule or Combustion Rule (and certain related regulations) become effective (clauses (A) and (B)(i) through (B)(iii) each a "Financial Adjustment Event").

    The designation of a Mill Product as a hazardous material due to a change of law will not excuse Mobile Energy from its obligations under the Project Agreements to accept such Mill Product. Therefore, if a Mill Product is so designated due to a change of law, Mobile Energy will bear the costs associated with the proper handling and disposal of the hazardous Mill Product.

    Mobile Energy will not be entitled to a Financial Adjustment unless (a) the capital expenditures incurred by Mobile Energy as a result of all Adverse Financial Effects of Financial Adjustment Events exceeds $500,000, as escalated from the Acquisition Closing Date (the "Capital Change Threshold"), which amount shall take into account only individual capital expenditures in excess of $200,000, as escalated from the Acquisition Closing Date or (b) the operational expenditures incurred by Mobile Energy as a result of all Adverse Financial Effects of Financial Adjustment Events exceeds $100,000, as escalated from the Acquisition Closing Date(the "Operational Change Threshold"), which amount shall take into account only individual operational expenditures in excess of $25,000, as escalated from the Acquisition Closing Date. Once these thresholds have been met and a Financial Adjustment is made with respect to a Financial Adjustment Event or group of Financial Adjustment Events, no additional Financial Adjustments can be made until the aggregate dollar amount of Adverse Financial Effects exceeds the applicable threshold.

    The Mill Owner (or Mill Owners) responsible for a Financial Adjustment have the right to satisfy such obligation by paying Mobile Energy, in each monthly billing period, Mobile Energy's actual costs with respect to the Adverse Financial Effects of the Financial Adjustment Event during such billing period. In addition, such Mill Owner(s) have the right to satisfy their obligations by paying Mobile Energy in accordance with any of the following payment options which may be proposed by Mobile Energy: (i) within 30 days of the resolution of any dispute regarding the Financial Adjustment, the present value of the full amount of the Financial Adjustment; (ii) at the earlier of the end of the Demand Period or the time at which all costs of the Adverse Financial Effect have ceased to accrue, the full amount of the Adverse Financial Effect over such period of time; (iii) in each monthly billing period, through an adjustment of the Demand Charges due to Mobile Energy by such Mill Owner(s); or (iv) in accordance with any combination of the payment options in this paragraph.

Site Operating Committee

As required by the Master Operating Agreement, Mobile Energy and the Mill Owners have established the Site Operating Committee to coordinate and integrate the operations of the Mills and the Energy Complex in a manner similar to that in which Scott coordinated and integrated these operations prior to the Acquisition. The Site Operating Committee is comprised of one representative from each of the Mills and the Energy Complex. Each member of the Site Operating Committee is required to have substantial practical experience in the day-to-day operations of the facility that he or she represents and is required to have the authority to make binding decisions (with respect to matters delegated to the Site Operating Committee pursuant to the Project Agreements) on behalf of the party that he or she represents. The Site Operating Committee meets once a week (or, if necessary, more frequently) to address scheduled and unscheduled events that affect the Services, Mill Products and Mobile Energy Processing By-Products, the operating systems, the Common Facilities (as hereinafter defined) or the safety and integrity of the Site. The Master Operating Agreement charges the Site Operating Committee to work on a cooperative basis to ensure that the Energy Complex and each of the Mills are operated and maintained in a manner that will optimize, in accordance with the Project Agreements, the performance of the Energy Complex and the Mills as integrated facilities. The Site Operating Committee, among other things, (i) coordinates the delivery of Services, Mill Products and Mobile Energy Processing By-Products pursuant to the Project Agreements, (ii) coordinates Scheduled Outages and Major Maintenance Outages, (iii) develops and modifies emergency operating and shutdown procedures, (iv) endeavors to resolve disputes among the parties (in accordance with the dispute resolution procedures discussed below) and (v) supervises and/or directs the performance of the Essential Common Services (as hereinafter defined) in accordance with the Common Services Agreement.

    Except as described below, all decisions of the Site Operating Committee are required to be made by the unanimous agreement of all members present (in person or by telephone), and are binding on each of the Mill Owners and Mobile Energy. The senior management of the Mill Owners and Mobile Energy may, by unanimous agreement, overrule any decision of the Site Operating Committee. Any such determination to overrule a Site Operating Committee decision applies prospectively only, and no party will be in breach or default of any of its obligations or duties under the Project Agreements as a result of having taken or omitted to take an action in compliance with, or in reliance on, such decision prior to the date such decision is overruled. Mobile Energy is not entitled to participate in any decision by the Site Operating Committee concerning (i) the allocation among the Mill Owners of the Current Steam Processing Nominations or the Current Power Processing Nominations, (ii) the determination of any Mill Owner to elect (in accordance with the procedures set forth in the Master Operating Agreement) a revised Steam Processing Demand, Power Processing Demand or Conversion Demand, (iii) the granting of (or refusal to grant to Mobile Energy) any additional hours of Scheduled Energy Complex Outages or Major Maintenance Outages, (iv) any decision or dispute with respect to the payment of any charge or other amount due from one Mill Owner to another Mill Owner pursuant to any Project Contract, (v) the allocation of pulp between the Tissue Mill and the Paper Mill or the existence of any breaches and enforcement of remedies under the Pulp Supply Agreement between Pulp Mill Owner and Paper Mill Owner, (vi) the allocation of charges payable by the Mill Owners to Alabama Power for Back-Up Power, Maintenance Power and Supplemental Power pursuant to the 1983 Alabama Power Contract and the 1986 Alabama Power Contract (except that Mobile Energy will have the right to participate in all such decisions if Mobile Energy is required to bear any of such charges) and (vii) the allocation of Liquidated Damages among the Mill Owners. In addition, no party to the Master Operating Agreement is entitled to participate in any decision by the Site Operating Committee (or any committee appointed by it) that
(x) could not reasonably be expected to adversely affect in any material respect such party's condition (financial or otherwise), properties, assets, liabilities, permits or licenses, operations or prospects with respect to the business or businesses conducted by such party at the Site, (y) would not increase the amount of payments to be made by such party under any of the Project Agreements and (z) would not impose or create obligations that would make such party's performance under any of the Project Agreements more burdensome. However, the applicable representatives of any non-voting party are entitled to be present at all meetings at which such decisions are made.

Force Majeure

Each party is excused from failure to perform its obligations under the Project Agreements if, and to the extent that, such failure is due to a Force Majeure Event (as defined below), whether such Force Majeure Event is suffered directly by such party's Mill or Energy Complex or otherwise causes an interruption of operations at the Site. The affected party is obligated to provide prompt notice to the other parties upon becoming aware of the Force Majeure Event, and is obligated to make all reasonable efforts to remedy the Force Majeure Event, if practicable, and to mitigate the adverse effects of the Force Majeure Event. The suspension of any obligation due to a Force Majeure Event does not affect any rights or obligations under the Project Agreements that accrued prior to such suspension.

    "Force Majeure Events" include acts of God, acts of the public enemy, wars, blockades, insurrections, riots, epidemics, landslides, lightning, earthquakes, volcanoes, fires, storms, floods, disasters, civil disturbances, sabotage, the binding order of any Governmental Authority that has been resisted in good faith by all reasonable legal means, Changes of Law (except as provided in the Financial Adjustment Events with respect to the Cluster Rule the Combustion Rule and federal energy taxes or in the Mill Environmental Indemnity Agreements), labor disputes (excluding strikes by and other labor disputes with respect to (i) in the case of Mobile Energy, employees of Mobile Energy or Southern Electric or (ii) in the case of a Mill Owner, employees of such Mill Owner) or any other event or circumstance not within the control of such party that prevents such party from performing its obligations under any Project Contract (but not including governmental actions (including but not limited to any binding order of any Governmental Authority) that such party could have prevented by compliance with appropriate laws, regulations and standards). Force Majeure Events expressly exclude (A) a party's financial inability to perform and (B) any failure to perform, and the effects of such failure, that could have been prevented, overcome or remedied by the exercise, by the party claiming force majeure, of prudent plant operating standards. For purposes of the definition of "Force Majeure Event," (x) if a Change of Law requires the permanent closure of the Energy Complex or any Mill, such Change of Law shall constitute a Force Majeure Event and (y) if a Change of Law does not require such a permanent closure, only the period of time reasonably required to comply with such Change of Law shall constitute a Force Majeure Event. As such, unless a Change of Law requires the permanent closure of the Energy Complex, Mobile Energy will not be excused of its performance obligations if Mobile Energy fails to comply with the Change of Law within a reasonable amount of time.

    If a Force Majeure Event were to cause the Actual Energy Complex Capacity to fall below the Aggregate Demand (whether or not such Force Majeure Event has also affected any of the Mills), then the provisions in the Master Operating Agreement with respect to the payment by Mobile Energy of Liquidated Damages and the incurrence by Mobile Energy of Demand Charge Reductions (as described below) would not apply. Instead, each Mill Owner's obligation to pay Demand Charges would be reduced to a level consistent with such Mill Owner's capability, if any, to use all or a portion of the Actual Energy Complex Capacity available to it following such Force Majeure Event. As a result, although Mobile Energy would not be subject to the Liquidated Damages and Demand Charge Reduction provisions of the Master Operating Agreement if a Force Majeure Event caused the Actual Energy Complex Capacity to fall below the Aggregate Demand, the Demand Charges payable by the Mill Owners would be reduced if the Mill Owners were unable to use any portion of the available Energy Complex capacity. Thus, if a Mill were unable to operate a paper machine because a Force Majeure Event rendered the Energy Complex unable to provide the full amount of Steam Processing Services required to operate the paper machine, the Mill Owner would not be required to pay Demand Charges on that portion of Energy Complex capacity that the Energy Complex was able to provide to that paper machine, but that the paper machine was unable to use. Therefore, although the existence of a Force Majeure Event would excuse Mobile Energy from performance, it could also diminish the Demand Charges received by Mobile Energy.

    In addition, if a Force Majeure Event were to affect only the Mills or the Mill Owners, each affected Mill Owner would be required to continue to pay Demand Charges (at a level consistent with its Demand for each applicable Processing Service immediately prior to such Force Majeure Event) for six months after the occurrence of the Force Majeure Event; thereafter, each affected Mill Owner would be required to pay Demand Charges at a level consistent with such Mill Owner's capability, if any, to use all or a portion of the Actual Energy Complex Capacity available. Thus, if a Force Majeure Event were to render a paper machine inoperable for more than six months, the affected Mill Owner would not be required to pay Demand Charges with respect to the capacity that the inoperable paper machine were unable to utilize after the six months had expired. As such, Mobile Energy bears risk with respect to Force Majeure Events that affect only the Mills or the Mill Owners.

    If a Force Majeure Event, other than a Force Majeure Event resulting in a Casualty (as hereinafter defined), renders the Energy Complex unable to produce more than 20% of the then current maximum liquor processing capacity of the Energy Complex (the "Maximum Liquor Processing Capacity") and seven percent of the then current maximum steam processing capacity of the Energy Complex (the "Maximum Steam Processing Capacity") and is not cured within three years of its occurrence, then the Mill Owners will be permitted to terminate the Master

Operating Agreement and the Energy Services Agreements pursuant to the provisions of the Master Operating Agreement with respect to termination of these agreements upon a Mill Closure. If (i) a Force Majeure Event causes physical loss of or damage to the Mills so as to result in any Aggregate Demand being set at a level which is less than the minimum Demand associated with a Processing Service and (ii) such physical loss or damage is not capable of being repaired or restored within four years of the occurrence of the Force Majeure Event, then Mobile Energy will be permitted to terminate the Energy Services Agreements following the first six months after such Force Majeure Event unless the Mill Owners pay Mobile Energy in each monthly billing period the sum of $834,000 (multiplied by a specified escalator) plus $3,333,400. "Minimum Conversion Demand" is 20% of the then current Maximum Liquor Processing Capacity; "Minimum Steam Processing Demand" is seven percent of the then current Maximum Steam Processing Capacity; and "Minimum Power Processing Demand" is 30% of the then current specified maximum power processing capacity of the Energy Complex (the "Maximum Power Processing Capacity").

Outages

In each contract year, Mobile Energy is entitled to (i) a specified number of days of Scheduled Energy Complex Outages and (ii) a specified amount of Unscheduled Energy Complex Outages. In addition, Mobile Energy is entitled to a specified number of days of Major Maintenance Outages. Major Maintenance Outages are designed to accommodate life cycle replacement and refurbishment of equipment, and can generally be anticipated with sufficient lead time to be added to the Outage Allowance for a particular contract year. However, Major Maintenance Outages were not allocated to particular contract years as of the Acquisition Closing Date in order to give Mobile Energy the flexibility to schedule such outages on an as-needed basis. As such, Major Maintenance Outages will be scheduled by the Site Operating Committee for particular contract years over the course of the term of the Master Operating Agreement. If the outages experienced by the Energy Complex in a contract year do not exceed the Outage Allowances applicable to that contract year (including the allowances for Scheduled Outages, Unscheduled Outages and, if scheduled for that contract year, Major Maintenance Outages), Mobile Energy will not be deemed to be in default under the Energy Services Agreements or the Master Operating Agreement, will not be liable for Liquidated Damages, and will not incur Demand Charge Reductions. By contrast, if the outages experienced by the Energy Complex for a particular contract year do exceed the Outage Allowances applicable to that contract year, Mobile Energy could, subject to the applicable provisions of the Master Operating Agreement and Energy Services Agreements, be deemed to be in default under such agreements, be liable for Liquidated Damages and incur Demand Charge Reductions. See "-Events of Default" and "-Liquidated Damages and Demand Charge Reductions."

    The Outage Allowance to which Mobile Energy is entitled for Liquor Processing Services can be reduced under certain circumstances as a result of unscheduled interruptions of electrical power to the Pulp Mill if (i) Mobile Energy causes an unscheduled interruption of electrical power to the Pulp Mill that curtails the Pulp Mill from delivering weak black liquor to the Energy Complex in accordance with the Pulp Mill's current request for Liquor Processing Services, (ii) Mobile Energy's Outage Allowance for Liquor Processing Services is greater than zero at the time of the interruption of electrical power, and
(iii) the amount of Liquor Processing Services provided by MESC in the week in which the interruption of electrical power occurs does not exceed the lessor of
(A) the average daily amount of Liquor Processing Services provided by Mobile Energy during the 365 days immediately preceding that week multiplied by seven,
(B) the amount of Liquor Processing Services requested by the Pulp Mill for that week, and (C) the Pulp Mill Owner's then current Demand for Liquor Processing Services, then the Outage Allowance for Liquor Processing Services will be reduced. The amount of the reduction will be equal to (a) the average daily amount of Liquor Processing Services provided by Mobile Energy during the 365 days immediately preceding that week divided by (b) 24 and then multiplied by
(c) the duration of the interruption of electrical power (expressed in hours and rounded up to the nearest hour); provided that the Outage Allowance for Liquor Processing Services shall not be reduced below zero.

    The Mill Owners have the right to take an unlimited number of outages for any duration, provided that the Mill Owners continue to pay Demand Charges and any other amounts due under the Project Agreements during a Mill outage.

    Each year, the Site Operating Committee is required to prepare a timetable (the Yearly Outages Schedule) for Scheduled Outages and, if applicable, Major

Maintenance Outages for the following contract year based upon schedules proposed by Mobile Energy and each of the Mill Owners. To the maximum extent practicable, the Site Operating Committee is required to coordinate the timing of Scheduled Outages among the Energy Complex and the Mills so as to maximize the availability of Services. At the request of Mobile Energy or any Mill Owner, the Yearly Outages Schedule may be revised by the Site Operating Committee.

    If any part of the Outage Allowance for Scheduled Outages is not used by Mobile Energy in the year to which the allowance is allotted by the Master Operating Agreement, such unused portion is carried forward into subsequent contract years until used by Mobile Energy (unless such carry forward would cause the number of outage days being carried forward to exceed the maximum amounts set forth in the Master Operating Agreement). Similarly, with respect to equipment to which more than one Major Maintenance Outage is allotted by the Master Operating Agreement, if Mobile Energy completes the inspection, repair or maintenance it is to perform during a Major Maintenance Outage in less time than allotted by the Master Operating Agreement, the unused time is carried forward and may be used by Mobile Energy during a subsequent Major Maintenance Outage for the applicable piece of equipment (provided that no such carry forward can increase the maximum number of Major Maintenance Outages allowed for a particular piece of equipment, as opposed to the duration of such outages). Finally, unused portions of the Outage Allowances for Unscheduled Energy Complex Outages for each contract year are carried forward to the next contract year, subject to specified minimum and maximum quantities of permitted unscheduled shortfalls of each Processing Service (measured in MMlb virgin dry black liquor solids/year, MMBTU/year or MWh/year, as applicable) for each contract year.

    Mobile Energy may (i) adjust the Outage Allowances for Scheduled Outages and Major Maintenance Outages to reflect the annual or life cycle maintenance required by any additional Energy Complex equipment acquired by Mobile Energy after the Acquisition Closing Date due to a Change of Law or a Financial Adjustment Event and (ii) with the approval of the Site Operating Committee (which approval may not be unreasonably withheld), adjust the Outage Allowances for Scheduled Outages and Major Maintenance Outages to reflect the annual or life cycle maintenance required by any additional Energy Complex equipment acquired by Mobile Energy after such date for any reason other than those specified in clause (i). If Mobile Energy or any Mill Owner anticipates that its facility may experience an Unscheduled Outage, or (if an outage is unanticipated) following the occurrence of an Unscheduled Outage, the applicable party is obligated to notify the other parties of the expected effect that the Unscheduled Outage will have on its ability to provide Processing Services or Mill Products (as applicable). In addition, any Mill Owner whose Mill experiences an Unscheduled Outage is obligated to inform Mobile Energy and the other Mill Owners of the expected effects that such Unscheduled Outage will have on the affected Mill's Current Nomination and short-term future requirements for any Processing Service, process water or compressed air. If a Mill suffers an Unscheduled Outage, Mobile Energy may shut down any item of equipment or machinery at the Energy Complex for maintenance or inspection as long as (i) Mobile Energy's ability to satisfy the Mills' requirements for Processing Services during the Mill's Unscheduled Outage is not thereby diminished and (ii) such shutdown will not last longer than the duration of the Unscheduled Mill Outage as communicated by the affected Mill. Such a shutdown by Mobile Energy is not deemed an Outage for purposes of the Master Operating Agreement and, therefore, does not affect Mobile Energy's usage of any Outage Allowance.

Liquidated Damages and Demand Charge Reductions

Subject to the following sentence, if Mobile Energy fails to provide any Processing Service as specified in the Energy Services Agreements and the Master Operating Agreement and any Mill Owner suffers damages as a result of such failure, Mobile Energy will be liable to such Mill Owner for the Liquidated Damages and Demand Charge Reductions set forth in the following paragraphs. However, if the actual capacity of the Energy Complex to provide the Processing Services is less than the Aggregate Demand at any time due to (i) an Energy Complex Outage that does not exceed the applicable Outage Allowances, (ii) a Force Majeure Event or (iii) a breach by Scott/Kimberly-Clark or any of the Mill Owners of a material obligation under any Project Contract, then Mobile Energy will not be liable to the Mill Owners for Liquidated Damages or any other form of damages and will not incur any Demand Charge Reductions ("Excused Performance").

    If at any time (and unless there is Excused Performance) (1) Actual Liquor Processing Capacity is less than Conversion Demand, (2) the Pulp Mill's requirement for Liquor Processing Services is at or below the Current Liquor Processing Nomination and Mobile Energy cannot satisfy such requirement and (3) Mobile Energy requests that the flow of weak black liquor to the Energy Complex be curtailed by the Pulp Mill or the Pulp Mill is unable to deliver weak black liquor to Mobile Energy due to an operational circumstance caused by Mobile Energy (upon the satisfaction of the conditions set forth in clauses (1), (2) and (3), a "Liquor Processing Shortfall Event"), then (x) Mobile Energy will be obligated to pay the Pulp Mill Owner an amount equal to $10,000 (as escalated from the Acquisition Closing Date in accordance with a formula based upon a composite escalator comprised of inflation-based indices for capital equipment, labor and intermediate materials) per Liquor Processing Shortfall Event (the "Liquor Processing Liquidated Damages") and (y) the Conversion Demand Charge will be reduced by an amount equal to (i) the Conversion Demand Charge for the week in which the Liquor Processing Shortfall Event occurred multiplied by (ii) the sum of the aggregate amount of all such curtailments for the week divided by the then Current Liquor Processing Nomination (such amount the "Conversion Demand Charge Reduction").

    If at any time (and unless there is Excused Performance) (1) the Aggregate Steam Processing Requirement does not exceed the Aggregate Demand for Steam Processing Services, (2) the Actual Steam Processing Capacity is less than the Aggregate Demand for Steam Processing Services, (3) the Actual Steam Processing Capacity is less than the aggregate Current Steam Processing Nomination, (4) the steam energy flow to a particular Mill is less than that Mill's requirement for Steam Processing Services (the "Steam Processing Deficiency Amount") (and such deficiency is not due to another Mill using Steam Processing Services in excess of its Current Steam Processing Nomination) and (5) Mobile Energy has implemented its steam load-shedding plan, causing a reduction in Steam Processing Services provided to a Mill (upon the satisfaction of the conditions set forth in clauses (1) through (5), a "Steam Processing Shortfall Event"), then Mobile Energy will be obligated to pay the affected Mill Owner an amount equal to $5,000 (as escalated from the Acquisition Closing Date in accordance with a formula based upon a composite escalator comprised of inflation-based indices for capital equipment, labor and intermediate materials) per Shortfall Hour (the "Steam Processing Liquidated Damages") and (y) the affected Mill's Demand Charges for Steam Processing Services will be reduced, for each Shortfall Hour, by an amount equal to (i) the affected Mill's charges for Steam Processing Demand for such Shortfall Hour multiplied by (ii) the applicable Steam Processing Deficiency Amount divided by the then Current Steam Processing Nomination for the affected Mill (the "Steam Processing Demand Charge Reduction").

    If at any time (and unless there is Excused Performance) (1) the Aggregate Power Processing Requirement does not exceed the Aggregate Demand for Power Processing Services, (2) the Actual Power Processing Capacity is less than the Aggregate Demand for Power Processing Services, (3) the Actual Power Processing Capacity (together with all power being supplied by Alabama Power) is less than the Aggregate Power Processing Requirement, (4) Alabama Power is not providing the Mills power pursuant to the terms and conditions of the 1983 Alabama Power Contract and the 1986 Alabama Power Contract and (5) Mobile Energy has exceeded its usage allowance of Back-Up Power (the "Back-Up Power Usage Allowance") (upon the satisfaction of the conditions set forth in clauses (1) through (5), a "Power Processing Shortfall Event"), then (x) Mobile Energy will be obligated to pay the Mill Owners an amount equal to $5,000 (as escalated from the Acquisition Closing Date in accordance with a formula based upon a composite escalator comprised of inflation-based indices for capital equipment, labor and intermediate materials) for each Shortfall Hour (the "Power Processing Liquidated Damages") and (y) the charges for Power Processing Demand will, for each Shortfall Hour, be reduced by an amount equal to (i) the charges for Power Processing Demand for the Shortfall Hour multiplied by (ii) the difference between the power flow to the Mills and the Mills' requirements for power divided by the then Current Power Processing Nomination for the three Mills (the "Power Processing Demand Charge Reduction").

    If the total megawatt hours of Back-Up Power purchased by the Mill Owners from Alabama Power in a contract year exceed the Back-Up Power Usage Allowance for that contract year, then Mobile Energy will be obligated to pay each Mill Owner such Mill Owner's proportionate share of the incremental cost of the megawatt hours and megawatt demand for Back-Up Power purchased from Alabama Power in excess of the megawatt hours in the Back-Up Power Usage Allowance (the "Back-Up Power Liquidated Damages"). Furthermore, any monthly difference between the allowance of Long Term Maintenance Power calculated by the Process Model and the actual amount of Long Term Maintenance Power purchased by the Mill Owners from Alabama Power will be charged or credited, as appropriate, to Mobile Energy on a monthly basis. Finally, any monthly difference between the amount that the Process Model indicates should have been purchased from Alabama Power as Supplemental Power and the actual amount of Supplemental Power purchased by the Mill Owners also will be charged or credited, as appropriate, to Mobile Energy on a monthly basis.

    Notwithstanding that Liquidated Damages may accrue with respect to more than one Processing Service or Mill Owner, in no event can the Liquidated Damages for all of the Processing Services and all of the Mill Owners exceed (and in no event will Mobile Energy be liable to pay to the Mill Owners collectively) more than $10,000 a day (as escalated from the Acquisition Closing Date in accordance with a formula based upon a composite escalator comprised of inflation-based indices for capital equipment, labor and intermediate materials). However, Demand Charge Reductions are not subject to any such limitations.

Insurance

Each of the Mill Owners and Mobile Energy is obligated to maintain (i) workers' compensation insurance, including employer's liability insurance in the minimum amount of $1,000,000 per occurrence and in the aggregate, (ii) comprehensive general liability insurance with a $1,000,000 minimum limit per occurrence for combined bodily injury and property damage with an aggregate of $2,000,000 (iii) comprehensive automobile liability insurance with a $1,000,000 minimum limit per occurrence for bodily injury and property damage and $2,000,000 minimum limit per occurrence for combined bodily injury and property damage, (iv) aircraft and watercraft liability insurance, each having a $25,000,000 minimum limit per occurrence for property damage and bodily injury and (v) umbrella liability or excess insurance with a $24,000,000 minimum limit per occurrence and a $24,000,000 aggregate annual limit. In addition, Mobile Energy is required to maintain (a) property damage insurance in a minimum aggregate amount of $350,000,000 or Mobile Energy's outstanding obligations with respect to the financing or refinancing of the Energy Complex, whichever is greater, (b) boiler and machinery insurance in a minimum aggregate amount equal to the maximum foreseeable loss and expediting expenses in the amount of $2,500,000 and (c) business interruption and extra expense insurance covering as a minimum amount all fixed expenses and debt service for a period of 12 months arising from certain insured losses and (unless waived by the Site Operating Committee) is required to cause its subcontractors to maintain workers' compensation insurance, comprehensive general liability insurance and comprehensive automobile liability insurance. Each policy required to be maintained by Mobile Energy must name the Mill Owners as additional insureds and each policy required to be maintained by a Mill Owner must name Mobile Energy as an additional insured. If it is commercially unreasonable for Mobile Energy or any Mill Owner to obtain any such insurance policy, Mobile Energy and the Mill Owners are obligated by the Master Operating Agreement to devise, in good faith, an equitable and mutually agreeable allocation of risk (that may include self-insurance).

    There can be no assurance that the insurance coverages required by the Master Operating Agreement will be available to Mobile Energy in the future on commercially reasonable terms or at commercially reasonable rates or that the amounts for which Mobile Energy is insured or amounts that Mobile Energy receives under such insurance coverage will cover all losses. In the event there is a total or partial loss of the Energy Complex, there can be no assurance that the insurance proceeds received by Mobile Energy in respect thereof will be sufficient to satisfy all indebtedness of Mobile Energy.

Casualty

The following is a description of the provisions set forth in the Master Operating Agreement with respect to the use of the proceeds of insurance maintained by Mobile Energy (the "Mobile Energy Proceeds"). However, in the Mill Owner Consents to Assignment, Scott/Kimberly-Clark and the Mill Owners have agreed that Mobile Energy Proceeds will be disposed of pursuant to the terms of the Mill Owner Consents to Assignment.

    If any part of the Energy Complex were to suffer physical loss or destruction (a "Casualty") and the cost of repairing the damage to the Energy Complex caused by such Casualty does not exceed $7,500,000 (as escalated from the Acquisition Closing Date, the "Mobile Energy Contribution Amount"), then Mobile Energy is obligated to repair the damage, whether or not the Casualty (or the circumstance that caused the Casualty) is covered by any insurance policy required to be maintained by Mobile Energy.

    Generally, if the Energy Complex were to suffer a Casualty for which Mobile Energy is required by the Master Operating Agreement to maintain insurance but the Mills were not materially affected by a Casualty (other than the indirect effects of the Casualty affecting the Energy Complex), and if the sum of the Mobile Energy Proceeds and Mobile Energy Contribution Amount were sufficient to restore the Energy Complex to the level specified by the Master Operating Agreement, then Mobile Energy would be required to rebuild the Energy Complex so that it can once again provide the level of Processing Services specified by the Master Operating Agreement, as follows: (i) if the Energy Complex experienced any Casualty other than a Total Casualty (as defined below) or any Casualty that results in less than $7,500,000 in damages (a "Partial Casualty"), Mobile Energy would be required to restore the Energy Complex to substantially its condition immediately prior to the Partial Casualty; (ii) if the Energy Complex experienced any Casualty that results in more than $150,000,000 in damages or that cannot be repaired within 24 months of the Casualty (a "Total Casualty") on or before December 16, 2011 and the Aggregate Demands for each of the Processing Services immediately prior to the Total Casualty exceeded certain minimum levels set forth in the Master Operating Agreement, Mobile Energy would also be required to restore the Energy Complex to substantially its condition immediately prior to the Total Casualty; and (iii) if the Energy Complex experienced a Total Casualty after December 16, 2011 and the Aggregate Demands for each of the Processing Services immediately prior to the Total Casualty exceeded 50% of each of the Maximum Capacities in effect on the Acquisition Closing Date, Mobile Energy would be required to restore the Energy Complex so that it could produce the Aggregate Demands in effect immediately prior to the Total Casualty.

    Generally, if (i) the Energy Complex were to suffer any Casualty for which Mobile Energy is required by the Master Operating Agreement to maintain insurance, (ii) the Mills also were materially affected by a Casualty (other than the indirect effects of the Casualty affecting the Energy Complex), (iii) the sum of Mobile Energy Proceeds and Mobile Energy Contribution Amount were sufficient to restore the Energy Complex, and (iv) the Demand for each of the Processing Services were (or upon the completion of any restoration of the Mills undertaken by the Mill Owners would be) greater than the Minimum Economic Demand associated with such Processing Service and at least 50% of Reserved Demand (as hereinafter defined) in effect immediately before the occurrence of such Casualty (unless terminated by the applicable Mill Owner within sixty (60) days of the occurrence of the Casualty) shall continue to be reserved, then Mobile Energy would be required to restore the Energy Complex to a condition necessary to produce the Aggregate Demands and Reserved Demand in effect immediately prior to such Casualty. If Mobile Energy has no obligation under the Master Operating Agreement to restore or rebuild the Energy Complex because (a) the amount of Mobile Energy Proceeds plus Mobile Energy Contribution Amount is insufficient to restore or rebuild the Energy Complex to the operating levels required above, or
(b) because the criteria set forth in clause (iv) of the preceding sentence have not been satisfied, then Mobile Energy is required, upon the request of any Mill Owner, to negotiate in good faith for a reasonable period of time (in any event not to exceed 90 days), in order to, in the case of clause (a), develop an acceptable arrangement under which Mobile Energy would use the available Mobile Energy Proceeds to restore or rebuild the Energy Complex to an operating level commensurate with the amount of Mobile Energy Proceeds available for such restoration or rebuilding (without accounting for any Mobile Energy Contribution Amount) or, in the case of clause (b), develop arrangements regarding the future provision of Processing Services and other services at the Mobile Facility. Mobile Energy has no obligation to the Mill Owners under this paragraph other than to negotiate for a reasonable period of time (in any event not to exceed 90 days).

    If Mobile Energy is required to, or otherwise decides to, restore the Energy Complex following a Casualty, and the restoration work is structural in nature or the cost thereof, as estimated by Mobile Energy, exceeds $5,000,000 (as escalated from the Acquisition Closing Date), then the restoration work is required to be in the charge of an architect or engineer selected by Mobile Energy and reviewed by the Mill Owners (such review not to be unreasonably delayed) and the Mill Owners must be given a reasonable period to review the plans and specifications before the restoration work begins (such review not to be unreasonably delayed).

    If Mobile Energy is not required to restore the Energy Complex because the sum of Mobile Energy Proceeds and Mobile Energy Contribution Amount is insufficient for the required level of restoration, the Mill Owners (or any of them) may compel Mobile Energy to restore the Energy Complex to such level by paying all restoration costs that exceed the sum of Mobile Energy Proceeds and Mobile Energy Contribution Amount. The Master Operating Agreement provides that no Mill Owner so contributing to the restoration of the Energy Complex will have any claim on or ownership interest in the Energy Complex assets so restored, and Mobile Energy will have no obligation to repay a contributing Mill Owner for any costs incurred or payments made by such Mill Owner for the restoration of the Energy Complex. If the Mill Owners fail to pay the difference between the restoration costs and the sum of Mobile Energy Proceeds and Mobile Energy Contribution Amount, the consequences set forth in the following paragraph will apply.

    If the applicable conditions set forth in the Master Operating Agreement are not satisfied (i) Mobile Energy will have no obligation under the Master Operating Agreement to restore the Energy Complex and (ii) the Energy Services Agreements and related rights and obligations under the Master Operating Agreement will terminate as of the date of the Casualty. In addition, Mobile Energy Proceeds will be distributed as follows:

         (a) first, Mobile Energy will receive that portion of Mobile Energy Proceeds that is equal to the present value of the amount Mobile Energy would have received as Demand Charges and Demand Reservation Charges (as hereinafter defined) for the remainder of the term if the Conversion Demand, Aggregate Steam Processing Demand, Aggregate Power Processing Demand and Reserved Demand in effect immediately prior to such Casualty remained in effect for the remainder of the term. If the Maximum Liquor Processing Capacity, the Maximum Steam Processing Capacity and the Maximum Power Processing Capacity (reduced by any Demand that had been relinquished by any Mill Owner pursuant to the Master Operating Agreement ("Relinquished Demand") prior to the date of the Casualty and any Demand that had been forfeited by any Mill Owner pursuant to the Master Operating Agreement ("Forfeited Demand") and that had not yet been claimed by a Mill Owner pursuant to the Master Operating Agreement) are greater than the Aggregate Demands and Reserved Demand in effect immediately prior to the Casualty, these adjusted Maximum Capacities will be substituted for the Aggregate Demands and Reserved Demand for purposes of calculating the amounts to be received by Mobile Energy. The present value will be calculated using a discount rate that, during the first 15 contract years following the Acquisition Closing Date, is 11%, and, during the remainder of the term, is 12%. The calculation of the amount Mobile Energy would have received as Demand Charges and Demand Reservation Charges for the remainder of the term will exclude any portion of the Demand Charges and Demand Reservation Charges covering fixed operations and maintenance expenses and sustaining capital expenses that Mobile Energy would not actually incur as a result of the Casualty and the termination of the Master Operating Agreement and the Energy Services Agreements pursuant to clause (ii) of the preceding sentence;

         (b) second, the Mill Owners will receive the lesser of (A) the remaining Mobile Energy Proceeds or (B) that portion of Mobile Energy Proceeds that is equal to the difference between (x) the Mill Owners' costs of acquiring Processing Services from Mobile Energy pursuant to the Project Agreements for the remainder of the term and (y) the Mill Owners' costs of acquiring electricity, steam and green liquor from sources other than the Energy Complex for the remainder of the term. For purposes of calculating the costs referred to in clauses (x) and (y), the Master Operating Agreement assumes that the Conversion Demand, Aggregate Steam Processing Demand, Aggregate Power Processing Demand and Demand Reservation Charges (as hereinafter defined) in effect immediately prior to the Casualty would have remained in effect for the remainder of the term. The Master Operating Agreement also provides that for purposes of calculating the costs referred to in clauses (x) and (y), the Maximum Liquor Processing Capacity, the Maximum Steam Processing Capacity and the Maximum Power Processing Capacity (reduced by any Relinquished Demand that had been relinquished prior to the date of the Casualty and any Forfeited Demand that had not yet been claimed by a Mill Owner pursuant to the Master Operating Agreement) in effect immediately prior to the Casualty will be substituted for the Aggregate Demands and Demand Reservation Charges in effect immediately prior to the Casualty if such adjusted Maximum Capacities are greater than the Aggregate Demands and Demand Reservation Charges; and

         (c) third, Mobile Energy will receive the remainder of Mobile Energy Proceeds, if any.

As noted above, Mobile Energy and the Mill Owners have agreed that the provisions with respect to insurance proceeds set forth in the Mill Owner

Consents to Assignment will override the provisions described above to the extent such provisions are inconsistent with one another.

    There can be no guarantee that the amounts received by Mobile Energy from insurers will be sufficient to satisfy Mobile Energy's outstanding indebtedness in the event of a Casualty.

    The Mill Owners have no obligation under the Master Operating Agreement to restore any portion of any Mill affected by a Casualty. Except as provided in the provisions concerning Force Majeure Events and the termination of an Energy Services Agreement upon a Mill Closure, a Casualty with respect to a Mill relieves a Mill Owner of its obligations to pay Demand Charges only if, and to the extent that, the Energy Complex was also affected by such Casualty.

Events of Default

The following constitute events of default on the part of Mobile Energy under the Energy Services Agreements and the Master Operating Agreement (each a "Mobile Energy Event of Default"): (a) non-payment by Mobile Energy of any payment due by Mobile Energy to the applicable Mill Owner under its Energy Services Agreement or the Master Operating Agreement (if such non-payment continues for 10 days after written notice of non-payment has been given to Mobile Energy by the Mill Owner entitled to payment); (b) non-performance by Mobile Energy of any covenant, obligation or agreement of Mobile Energy to the applicable Mill Owner under its Energy Services Agreement or the Master Operating Agreement (if such non-performance continues for 60 days (or if 60 days is insufficient, 180 days) after written notice of non-performance is given to Mobile Energy by the Mill Owner entitled to performance); (c) certain bankruptcy events with respect to Mobile Energy; (d) transfer of the Energy Complex by Mobile Energy in contravention of the transfer restrictions imposed by the Master Operating Agreement; (e) failure by Southern to comply in any material respect with any covenant, obligation or agreement in the Environmental Guaranty; and (f) failure by Mobile Energy or Southern to comply with their respective obligations under the Mill Owner Maintenance Reserve Account Agreement (as hereinafter defined) if such failure is not remedied within 10 days.

    The following constitute events of default on the part of each Mill Owner under such Mill Owner's Energy Services Agreement and the Master Operating Agreement, and, subject to the satisfaction of any applicable conditions set forth in such agreements, entitle Mobile Energy to exercise its remedies against the defaulting Mill Owner (each a "Mill Owner Event of Default"): (a) non-payment by a Mill Owner of any payment due by the Mill Owner to Mobile Energy under its Energy Services Agreement or the Master Operating Agreement (if such non-payment continues for 10 days after written notice of non-payment has been given to the defaulting Mill Owner by Mobile Energy); (b) non-performance by a Mill Owner of any covenant, obligation or agreement of the Mill Owner under its Energy Services Agreement or the Master Operating Agreement (if such non-performance continues for 60 days (or if 60 days is insufficient, 180 days) after written notice of non-performance is given to the defaulting Mill Owner by Mobile Energy); and (c) certain bankruptcy events with respect to the Mill Owner. Finally, the following constitute events of default on the part of each Mill Owner under the Master Operating Agreement and, subject to the satisfaction of any applicable conditions set forth in the Master Operating Agreement, entitle the other Mill Owners to exercise their remedies against the defaulting Mill Owner (each an "Inter-Mill Event of Default"): (a) non-payment by a Mill Owner of any payment due by the Mill Owner to another Mill Owner under any Project Contract (if such non-payment continues for 10 days after written notice of non-payment has been given to the defaulting Mill Owner by the Mill Owner entitled to payment, or the cure period specified in the applicable Project Contract has elapsed); and (b) non-performance by a Mill Owner of any covenant, obligation or agreement of the Mill Owner under the Master Operating Agreement (if such non-performance continues for 60 days (or if 60 days is insufficient, 180 days) after written notice of non-performance is given to the defaulting Mill Owner by the Mill Owner entitled to performance).

    Any non-defaulting Mill Owner may, within the applicable cure periods set forth above and upon notice to the defaulting Mill Owner and Mobile Energy, attempt to cure a default by another Mill Owner, unless such attempt to cure will interfere with the defaulting Mill Owner's diligent attempt to cure. In addition, any Mill Owner (or, if acting in concert, more than one Mill Owner) may, upon notice to Mobile Energy, attempt to cure a default by Mobile Energy under any one of a specified list of contracts to which Mobile Energy is a party (which contracts do not include the Financing Documents or the Project Contracts), unless such attempt to cure will interfere with Mobile Energy's diligent attempt to cure. A Mill Owner curing a default by Mobile Energy may deduct the reasonable costs incurred by such Mill Owner in effecting the cure from amounts owed by such Mill Owner to Mobile Energy under its Energy Services Agreement and the Master Operating Agreement.

    If Mobile Energy or any Mill Owner disputes the occurrence or existence of a particular event of default or the availability of any particular remedy in respect thereof, then the applicable parties are obligated to attempt to resolve the dispute (in accordance with the dispute resolution procedures set forth in the Master Operating Agreement) before the non-defaulting party may exercise any of the remedies set forth below (other than Mill Owner Step-In Rights (as hereinafter defined) or Mobile Energy Step-In Rights (as hereinafter defined), which are subject to a separate, expedited dispute resolution mechanism). Institution of such dispute resolution procedures suspends the running of the cure periods until the final resolution of the dispute.

Remedies

General Remedies

Upon the occurrence and during the continuation of a Mobile Energy Event of Default or a Mill Owner Event of Default, any Mill Owner (or Mobile Energy, as applicable) is entitled to do any or all of the following: (a) terminate the applicable Energy Services Agreement (and the rights and obligations under the Master Operating Agreement that are related to such Energy Services Agreement) (unless the event of default was a default with respect to the non-performance of any covenant, obligation or agreement, and the non-performance did not have a Mill Material Adverse Effect or a Mobile Energy Material Adverse Effect, as applicable); (b) obtain specific performance; and (c) pursue all other remedies available at law or in equity, subject to the arbitration provisions set forth in the Master Operating Agreement. Upon the occurrence and during the continuation of an Inter-Mill Event of Default, any non-defaulting Mill Owner may do any or all of the following: (i) obtain specific performance; (ii) seek any applicable remedy available to the non-defaulting Mill Owner under the other Project Agreements; and (iii) pursue all other remedies available at law or in equity, except that, without the prior written consent of Mobile Energy, no Mill Owner can exercise any right to terminate the Master Operating Agreement due to an Inter-Mill Event of Default.

    If a Mill Owner terminates its Energy Services Agreement due to a Mobile Energy Event of Default, such Mill Owner will stop accruing Demand Charges and Processing Charges as of the date of the termination.

    The exercise of remedies by Mobile Energy does not limit a defaulting Mill Owner's obligation to pay (for the remainder of the initial term of its Energy Services Agreement) any Demand Charges that accrue under the Energy Services Agreement (to the extent that the Demand Charges constitute costs to and expenses of and the return of capital to Mobile Energy, as opposed to lost profits, loss of use of capital or revenue, or any other incidental, special or consequential losses or damages). However, if a Mill Owner provided notice of a Mill Closure before its event of default, such Mill Owner will not be obligated to pay Demand Charges as described in the preceding sentence, but instead will be obligated to pay the Demand Charges imposed by the Master Operating Agreement in the event of a Mill Closure.

Mill Owner Step-In Rights

The Master Operating Agreement provides that upon the occurrence of an Energy Complex Triggering Event (as hereinafter defined), and provided that Scott/Kimberly-Clark and the Mill Owners are in compliance with all of their material obligations to Mobile Energy under the Project Agreements, the Mill Owners may, upon unanimous agreement of the Mill Owners, notify Mobile Energy and Mobile Energy's lenders that are financing the Energy Complex or the Acquisition (the "Lenders") in writing of their intention to assume operational responsibility for the Energy Complex in place of, and as agent for, Mobile Energy, in order to undertake to cure the Energy Complex Triggering Event and to operate and maintain the Energy Complex in accordance with the Project Agreements (the "Mill Owner Step-In Rights"). The Mill Owners may exercise the Mill Owner Step-In Rights until the earlier to occur of the following events:
(1) such Energy Complex Triggering Event is so cured or has otherwise ceased to exist; (2) Mobile Energy presents a cure plan (the "Mobile Energy Cure Plan") that contains a reasonably expeditious and reasonably technically and economically feasible means for curing the Energy Complex Triggering Event within the time period specified therein; (3) any Mill Owner no longer supports the exercise of the Mill Owner Step-In Rights (and gives 30 days notice of such failure of support to Mobile Energy and the other Mill Owners); (4) subject to the satisfaction of the conditions set forth in the Mill Owner Consents to

Assignment with regard to foreclosure ,the Lenders have foreclosed upon the Energy Complex and have designated another reasonably qualified and experienced person to operate and maintain the Energy Complex (which person has submitted a cure plan that satisfies the conditions described above to which Mobile Energy Cure Plan is subject); and (5) subject to the satisfaction of the conditions set forth in the Mill Owner Consents to Assignment, the Lenders have foreclosed upon the Energy Complex without foreclosing upon the Project Agreements. While the Mill Owners are exercising the Mill Owner Step-In Rights, Mobile Energy would have neither the right nor the obligation to operate the Energy Complex (other than the obligation to permit the Mill Owners to use the Energy Complex employees in the operation of the Energy Complex). The Mill Owners may not, however, exercise the Mill Owner Step-In Rights with respect to any Mobile Energy Event of Default after any Mill Owner has begun to exercise any other remedy with respect to such Mobile Energy Event of Default.

    "Energy Complex Triggering Events" consist of any of the following occurrences that are not the result of a Force Majeure Event, Permitted Energy Complex Outage, or Mobile Energy receiving an insufficient amount of any Mill
Product: (i) a failure by Mobile Energy to provide the Processing Services pursuant to the Energy Services Agreements which (a) has a Mill Material Adverse Effect and (b) is a Mobile Energy Event of Default; (ii) the availability factor for Steam Processing Services (as calculated pursuant to the Master Operating Agreement) is less than 90% for any consecutive 10-day period during the term;
(iii) the availability factor for Steam Processing Services (as calculated pursuant to the Master Operating Agreement) is less than 90% for any 10 days within a 20-day period; (iv) an Unscheduled Outage of the entire Pulp Mill, Paper Mill and Tissue Mill for any consecutive five-day period during the term due to a shortfall in Processing Services; (v) an Unscheduled Outage of the entire Pulp Mill, Paper Mill and Tissue Mill for any five-days within a 20-day period during the term due to a shortfall in Processing Services; (vi) one (1) paper machine or one (1) wet lap machine is out of service for any consecutive 15-day period due to a shortfall in a Processing Service; (vii) one paper machine or one wet lap machine is out of service for any 15 days within a 30-day period due to a shortfall in a Processing Service; (viii) the occurrence of four or more Unit Trips during any 20-day period during the term; or (ix) an Abandonment of the Energy Complex has occurred.

    If Mobile Energy disputes the existence of an Energy Complex Triggering Event or if the Mill Owners fail to accept a Mobile Energy Cure Plan, Mobile Energy may submit the dispute to a technical expert pursuant to the dispute resolution provisions of the Master Operating Agreement, who is required to resolve the dispute in accordance with the expedited timetable set forth in the Master Operating Agreement for the resolution of disputes regarding step-in rights.

    While exercising the Mill Owner Step-In Rights, the Mill Owners are obligated to, in consultation with Mobile Energy, diligently pursue a cure of the Energy Complex Triggering Event so as to enable Mobile Energy to resume operation of the Energy Complex as soon as is practicable. The Mill Owners may use funds in the Mill Owner Maintenance Reserve Account (as hereinafter defined) established by Mobile Energy under the Master Operating Agreement in order to cure the Energy Complex Triggering Event. However, the Mill Owners are not required to incur out-of-pocket costs or to assume or guarantee any liabilities. While exercising the Mill Owner Step-In Rights, the Mill Owners are obligated to continue to pay Mobile Energy all Demand Charges, Processing Charges and other charges due and payable to Mobile Energy under the Project Agreements (subject to any rights of set-off or reduction including for Liquidated Damages or Demand Charge Reductions). Mobile Energy will be required to distribute such revenues
(i) first, to the Mill Owners, as reimbursement for all reasonable expenses actually incurred by the Mill Owners in exercising the Mill Owner Step-In Rights and curing the Energy Complex Triggering Event (including, without limitation, capital expenditures incurred in exercising the Mill Owner Step-In Rights and in curing the Energy Complex Triggering Event, to the extent such capital expenditures are reasonable and are either in accordance with past practice at the Energy Complex or are consistent with the Energy Complex's annual operating plan) and (ii) second, to Mobile Energy.

    Exercise of the Mill Owner Step-In Rights suspends the running of any of the cure periods (other than for the payment of money) for Mobile Energy Events of Default and prevents the Mill Owners from exercising any termination rights and, subject to the other terms of the Project Agreements, from suspending the provision of any Mill Product.

    No Mill Owner will have any liability to Mobile Energy in connection with the exercise of the Mill Owner Step-In Rights, except for (i) direct damages arising out of such Mill Owner's failure to operate the Energy Complex in accordance with specified prudent operating standards, taking into account the circumstances giving rise to the Mill Owner Step-In Rights and (ii) direct damages arising out of such Mill Owner's failure to make reasonable efforts to otherwise operate the Energy Complex in accordance with the Project Agreements.

    If an Energy Complex Triggering Event were to occur and if the Mill Owners were to exercise the Mill Owner Step-In Rights and assume control of the Energy Complex, Mobile Energy and Southern Electric would cease to control the operation of the Energy Complex and the Energy Complex may be controlled by Mobile Energy's customers. There can be no assurance that an Energy Complex Triggering Event will not occur or that the Mill Owners would effectively operate the Energy Complex in a manner sufficient to permit Mobile Energy to continue to pay its fixed costs, including principal of and interest on debt.

Company Step-In Rights

The Master Operating Agreement provides Mobile Energy comparable step-in rights (the "Mobile Energy Step-In Rights") with respect to the Process Water Plant, the Waste Water Treatment Plant, the Air Compressors (if any of the Mill Owners are operating the Air Compressors at the time of a Pulp Mill Triggering Event (as hereinafter defined)) and the Pulp Mill's truck scales (each of such facilities, the "Pulp Mill Step-In Equipment"). Such Mobile Energy Step-In Rights are exercisable upon the occurrence of a Pulp Mill Triggering Event and do not require the consent of the non-defaulting Mill Owners (though, during the exercise of Mobile Energy Step-In Rights, Mobile Energy is obligated to consult with the Tissue Mill Owner and the Paper Mill Owner as to the operation and maintenance of the Process Water Plant and the Waste Water Treatment Plant). During the exercise of Mobile Energy Step-In Rights, the Pulp Mill Owner is obligated to deliver all revenues from the Pulp Mill Step-In Equipment to Mobile Energy, which will hold such revenues in trust for the benefit of the Pulp Mill Owner and will distribute such revenues in accordance with the priorities set forth in the Master Operating Agreement. Otherwise, Mobile Energy Step-In Rights are substantially similar to the Mill Owner Step-In Rights. No assurance can be given that Mobile Energy Step-In Rights are legally enforceable or that Mobile Energy will be able successfully to exercise Mobile Energy Step-In Rights.

    "Pulp Mill Triggering Events" consist of any of the following occurrences that are not the result of a Force Majeure Event: (i) failure of the Pulp Mill Owner to perform any of its obligations under the Water Agreement or to operate the Pulp Mill Step-In Equipment in accordance with specified prudent operating standards which, (a) has a Mobile Energy Material Adverse Effect and (b) is a Mill Owner Event of Default by the Pulp Mill; and (ii) abandonment of the Pulp Mill or a Mill Closure with respect to the Pulp Mill, except that neither clause
(i) nor clause (ii) shall constitute a Pulp Mill Triggering Event if (x) the Mill Owners, or any of them, continue to pay Mobile Energy all Demand Charges due to Mobile Energy by all of the Mill Owners despite any reduction of the capacity of the Energy Complex to provide Processing Services to the Mills due to the failure by the Pulp Mill Owner to perform any of its obligations under any of the Project Agreements and (y) each of the Mill Owners waives any Mobile Energy Event of Default caused by the failure of the Pulp Mill Owner to perform any of its obligations under any of the Project Agreements.

Claiming Demand and Reserving Demand upon Termination due to an Event of Default

Following the termination of an Energy Services Agreement by Mobile Energy due to a Mill Owner Event of Default, the non-terminated Mill Owners can claim as Demand all or any part of the Demand or Reserved Demand (as hereinafter defined) of the terminated Mill Owner. If none of the non-terminated Mill Owners claims as Demand the terminated Mill Owner's Demand or Reserved Demand, then the non-terminated Mill Owners can reserve such Demand (thus converting such Demand into "Reserved Demand") or Reserved Demand by paying Mobile Energy an amount equal to Mobile Energy's shutdown, mothballing and startup costs reasonably incurred in order to reserve such Demand for such Mill Owner (a "Demand Reservation Charge"). If the terminated Mill Owner's Demand or Reserved Demand is not claimed or reserved by a non-terminated Mill Owner within the applicable time periods set forth in the Master Operating Agreement, that Demand or Reserved Demand will no longer be available to the Mill Owners, and Mobile Energy will have the right to supply the Processing Service related to that Demand or Reserved Demand to any other person. The reservation of Demand could have a material adverse effect on Mobile Energy.

    Any Mill Owner which has purchased Reserved Demand from Mobile Energy may, at any time, notify Mobile Energy that such Mill Owner wishes to convert such Reserved Demand (or any portion thereof) (the "Converted Demand") into the applicable Demand. Upon receiving such written notice, Mobile Energy is required to provide such Mill Owner, within a reasonable time, with an estimate of the costs, if any, Mobile Energy expects it will incur, and the time Mobile Energy expects it will take, to increase the Aggregate Demand by an amount equal to the Converted Demand. If the Mill Owner directs Mobile Energy to proceed, (x) Mobile Energy will be required to promptly prepare the Energy Complex to provide Processing Services at levels commensurate with both the then existing Demand and the Converted Demand and (y) the Mill Owner will be required to pay Mobile Energy all the costs Mobile Energy reasonably incurs in connection with the foregoing preparations (which costs (i) are required to be determined assuming Mobile Energy used prudent operating standards in shutting down, mothballing and maintaining the equipment in question, (ii) may be audited by such Mill Owner and (iii) are not permitted to be greater than the estimate provided to such Mill Owner by Mobile Energy). Mobile Energy is required to notify the Mill Owners when the preparations described in the preceding sentence are completed. Upon such notification by Mobile Energy, such Converted Demand will be deemed to constitute Demand and the applicable Mill Owner will be required to begin paying Demand Charges which reflect the addition of the Converted Demand to Demand.

Mill Closure and Termination of Agreements by Mill Owners

Each Mill Owner has the right to terminate its Energy Services Agreement upon a Mill Closure with respect to such Mill Owner's Mill. A terminating Mill Owner is obligated to provide Mobile Energy and the other Mill Owners six months prior written notice of its intention to terminate its Energy Services Agreement; termination is deemed to occur upon the expiration of such six-month period. The terminating Mill Owner is obligated to pay Mobile Energy such Mill's Demand Charges (at the levels in effect immediately prior to the giving of notice) for the greater of (i) six months from the date of termination or (ii) the remainder of the then current Demand Period. All obligations incurred by the terminating Mill Owner prior to the termination of its Energy Services Agreement (and all obligations to pay Demand Charges pursuant to the preceding sentence) survive the termination, and must be timely performed or paid by the terminating Mill Owner. In addition, the terminating Mill Owner must give reasonable assistance to Mobile Energy in Mobile Energy's endeavors to create new business opportunities for the Energy Complex; however, the terminating Mill Owner will have no liability or other monetary obligation to Mobile Energy if such business opportunities are not available or are not created.

    The Mill Owners have each granted Mobile Energy an irrevocable license to use (in accordance with specified prudent operating standards) any asset of the Tissue Mill or the Paper Mill and the Pulp Mill Step-In Equipment if, following a Mill Closure, the closed Mill stops providing any Mill Product or Shared Service to Mobile Energy. Mobile Energy's exercise of any of these licenses will be at Mobile Energy's sole cost and expense. No assurance can be given that Mobile Energy's use of any of these licenses will be economically beneficial to Mobile Energy.

    The Master Operating Agreement provides that, notwithstanding the termination of a Mill Owner's Energy Services Agreement, if a closing Mill Owner or any of its successors or assigns recommences operations on its Mill site that require green liquor, steam or electricity, that person must (at least one year prior to the recommencement of operations on the property) request that Mobile Energy reinstate the applicable Energy Services Agreement on terms identical to those contained therein (but without any extension of the term thereof due to the Mill Closure). Upon receipt of such notice, Mobile Energy will have the right, but not the obligation, to reinstate the applicable Energy Services Agreement. If Mobile Energy exercises this right, the applicable Mill Owner is required to pay all costs incurred by Mobile Energy to remobilize the Energy Complex so that it may be operated in accordance with the Project Agreements. The Master Operating Agreement provides that all of the obligations of the Mill Owners described in this paragraph survive the termination of the Master Operating Agreement and any applicable Energy Services Agreement.

Claiming Demand and Reserving Demand upon a Mill Closure

Following a Mill Closure, the closing Mill Owner can preserve its rights to all or any portion of its Demand by either (i) not terminating its Energy Services Agreement or (ii) notifying Mobile Energy on or prior to the Mill Closure that the closing Mill Owner will continue, for the period during which the Mill Owner desires to preserve such rights, to pay Demand Charges with respect to the Demand such Mill Owner desires to preserve.

    If the closing Mill Owner does not preserve its rights to its Demand, any other Mill Owner may claim all or any portion of the closing Mill Owner's Demand by notifying Mobile Energy and the other Mill Owners at any time during the period in which the closing Mill Owner is paying Demand Charges, provided, however, that a Mill Owner may do so only if Mobile Energy has no additional Demand available to provide to the Mill Owner (because Aggregate Demand for the applicable Processing Service is equal to the Maximum Capacity for that Processing Service). The closing Mill Owner would stop paying Demand Charges on any portion of its Demand so claimed by another Mill Owner. If, however, the closing Mill Owner does preserve its rights to its Demand, and if the Aggregate Demand for the applicable Processing Service is equal to its Maximum Capacity, the closing Mill Owner may allow another Mill Owner to "buy" any or all of its Demand, on terms agreed upon by such Mill Owners. Thus, if a Mill Owner plans to close its Mill only temporarily, such Mill Owner can give another Mill Owner the right to (and the obligation to pay for) the closing Mill's Demand for a limited time period, while retaining the closing Mill's right to once again have access to its Demand when it recommences production. In any event, if Aggregate Demand is less than Maximum Capacity, any Mill Owner that wants to increase its Demand is obligated to obtain its additional Demand from Mobile Energy; the non-closing Mill Owners cannot absorb the Demand of the closing Mill Owner if Aggregate Demand is less than Maximum Capacity.

    If neither the closing Mill Owner nor any other Mill Owner claims the closing Mill Owner's Demand, the closing Mill Owner may reserve that Demand by paying Mobile Energy a Demand Reservation Charge (equal to Mobile Energy's shutdown, mothballing and startup costs reasonably incurred in order to reserve such Demand for such Mill Owner). If the closing Mill Owner does not reserve its Demand, any other Mill Owner may do so by paying Mobile Energy a Demand Reservation Charge.

    If the closing Mill Owner also maintained Reserved Demand prior to the Mill Closure, the closing Mill Owner can claim such Reserved Demand as Demand by first converting it to Demand (in accordance with the provisions set forth in the Master Operating Agreement) and then claiming it as described above. If the closing Mill Owner does not convert its Reserved Demand into Demand and claim it as Demand, the closing Mill Owner may continue to reserve its Reserved Demand by continuing to pay its Demand Reservation Charge.

    However, if the closing Mill Owner stops paying its Demand Reservation Charge (or otherwise terminates its Reserved Demand in accordance with the Master Operating Agreement), then such Reserved Demand may be claimed by any other Mill Owner as Demand. If no Mill Owner claims such Reserved Demand as Demand, any such Mill Owner can assume the Reserved Demand by paying Mobile Energy a Demand Reservation Charge.

    Mobile Energy may use the Processing Services related to any Reserved Demand or sell such Processing Services to another Mill Owner or to any other Person on an as-available, fully interruptible basis.

    Any Mill Owner which has purchased Reserved Demand from Mobile Energy may, at any time, notify Mobile Energy that such Mill Owner wishes to convert such Reserved Demand to Converted Demand. Upon receiving such written notice, Mobile Energy is required to provide such Mill Owner, within a reasonable time, with an estimate of the costs, if any, Mobile Energy expects it will incur, and the time Mobile Energy expects it will take, to increase the Aggregate Demand by an amount equal to the Converted Demand. If the Mill Owner directs Mobile Energy to proceed, (x) Mobile Energy will be required to promptly prepare the Energy Complex to provide Processing Services at levels commensurate with both the then existing Demand and the Converted Demand and (y) the Mill Owner will be required to pay Mobile Energy all the costs Mobile Energy reasonably incurs in connection with the foregoing preparations (which costs (i) are required to be determined assuming Mobile Energy used prudent operating standards in shutting down, mothballing and maintaining the equipment in question, (ii) may be audited by such Mill Owner and (iii) are not permitted to be greater than the estimate provided to such Mill Owner by Mobile Energy). Mobile Energy is required to notify the Mill Owners when the preparations described in the preceding sentence are completed. Upon such notification by Mobile Energy, such Converted Demand will be deemed to constitute Demand and the applicable Mill Owner will be required to begin paying Demand Charges which reflect the addition of the Converted Demand to Demand.

    The reservation of Demand could have a material adverse effect on Mobile Energy.

Sale of Relinquished Demand to Third Parties

The Master Operating Agreement provides that if Demand is not claimed or reserved by a Mill Owner following a Mill Closure or the termination of an Energy Services Agreement by Mobile Energy due to a Mill Owner Event of Default, the Demand of the closed Mill is deemed to be relinquished, and may be sold by Mobile Energy to third parties. However, there can be no assurance that alternative customers would be willing or able to enter into long- or short-term energy service contracts with Mobile Energy following the termination of an Energy Services Agreement due to a Mill Closure or a Mill Owner Event of Default. The Energy Complex was designed to provide Processing Services to the Mills and benefits from certain efficiencies derived from its relationship with the Mills, including proximity and ready availability of certain fuel products. Other customers requiring power, steam and/or liquor processing are not anticipated to be readily available following the termination of an Energy Services Agreement. In general, sales to other customers may require Mobile Energy to significantly modify (i) the charges currently received by Mobile Energy or (ii) the assets comprising the Energy Complex in order to effectuate such sales or to obtain additional regulatory approvals that could be required in order to enable Mobile Energy to provide the appropriate services. For example, Mobile Energy does not have the necessary regulatory approvals to sell electricity to Alabama Power or any other person that intends to resell the electricity to third parties nor does it own or have contractual rights to use transmission facilities necessary to provide electricity to parties other than the Mills. To make wholesale sales (to Alabama Power, for instance), Mobile Energy would have to obtain approval of the terms of such sales from FERC. In addition, providing power or steam processing services to end users other than the Mill Owners could subject Mobile Energy to regulation by, and could require the approval of, the Alabama PSC. Any modifications of the Energy Complex or its regulatory structure could increase Mobile Energy's projected capital and operational expenditures. Furthermore, no assurance can be given that any regulatory approvals that may be required for Mobile Energy to sell or transmit to other customers would be granted. Overall, failure by Mobile Energy to find a suitable long-term customer to replace one of the Mills after a Mill Closure or termination of an Energy Services Agreement could have a material adverse effect on Mobile Energy's financial condition.

Minimum Demand and Termination of Agreements by Mobile Energy

Mobile Energy has the right to terminate the Energy Services Agreements if (a) Conversion Demand is less than Minimum Conversion Demand, (b) Aggregate Demand for Steam Processing Services is less than Minimum Steam Processing Demand, (c) Aggregate Demand for Power Processing Services is less than Minimum Power Processing Demand, or (d) the Direct Lease (as hereinafter defined) or any Easement Deed (as hereinafter defined) is terminated and, as a result, Mobile Energy is unable to perform its obligations under the Energy Services Agreements or the Master Operating Agreement. All obligations incurred by Mobile Energy prior to the termination of the Energy Services Agreements survive the termination, and must be timely performed or paid by Mobile Energy.

    Unlike the Mill Owners, Mobile Energy does not automatically have the right to terminate an Energy Services Agreement upon a Mill Closure. A Mill Closure would give Mobile Energy the right to terminate an Energy Services Agreement only if that Mill Closure caused any Demand to fall below the applicable Minimum Demand. For example, if the Pulp Mill closed, thereby decreasing Conversion Demand to a level less than the Minimum Conversion Demand, Mobile Energy would have the right to terminate all of the Energy Services Agreements. However, if, for example, the Paper Mill closed, thereby decreasing the Aggregate Demand for Steam Processing Services or the Aggregate Demand for Power Processing Services, but the demands for Steam Processing Services and the demands for Power Processing Services of the Pulp Mill and the Tissue Mill were collectively greater than the corresponding Minimum Demands, Mobile Energy would not have the right to terminate any of the Energy Services Agreements.

    Mobile Energy's right to terminate the Energy Services Agreements is not tied to its ability to pay principal of and interest on its outstanding indebtedness. Operating the Energy Complex at or above the Minimum Demand levels will not necessarily generate sufficient revenues to enable Mobile Energy to pay the principal of and interest on its outstanding indebtedness.

Additions to and Modifications of the Energy Complex and the Mills

Mobile Energy may, upon 60 days notice to the Mill Owners, change or modify the Energy Complex (A) at any time, if such changes or modifications, in Mobile Energy's judgment based on prudent operating standards, enhance, or (i) do not decrease the Maximum Capacity of the Energy Complex, except any such decrease that is required by a Change of Law, (ii) do not result in a reduction in the Energy Complex's capacity to burn Solid Waste, on an annual basis, below the average amount of Solid Waste burned by Scott in the 12 month period prior to the Acquisition Closing Date (unless and to the extent that Mobile Energy agrees to pay all reasonable costs incurred by the Pulp Mill Owner in connection with the disposal of all Solid Waste produced by the Pulp Mill that cannot be burned because of such changes) or (iii) are not reasonably expected to have a Mill Material Adverse Effect with respect to any Mill or (B) as a result of the creation of Reserved Demand, Relinquished Demand or Forfeited Demand. Each Mill Owner has the right to approve any changes to or modifications of the Energy Complex that are not in accordance with the preceding sentence. Each Mill Owner may, upon 60 days prior written notice to Mobile Energy, change or modify its Mill if such changes or modifications, in the Mill Owner's reasonable judgment based on prudent operating standards, will not materially and adversely affect the ability of any of the Mill Owners to comply with the terms of the Project Agreements, except as specifically provided therein. The Mill Owners will not be entitled to a pricing adjustment or modification of any Project Agreement (other than with respect to technical specifications) as a result of such changes or modifications.

    If the Mill's aggregate requirements for any of the Processing Services exceed the capacity of the Energy Complex to provide such Processing Service under the Energy Services Agreements, the Mill Owners may request that Mobile Energy negotiate (which negotiation is required to be conducted in good faith by each of the parties thereto) to determine whether an expansion of the Energy Complex would be mutually advantageous. This obligation to negotiate does not automatically entitle Mobile Energy to provide the Mill Owners with Processing Services in excess of the applicable Maximum Capacity. If the Mill Owners and Mobile Energy fail to agree to any such expansion of the Energy Complex within 60 days of receipt of such request, the Mill Owners will have the right to build new facilities or to contract with another person in order to satisfy the portion of their requirements for Processing Services which Mobile Energy is unable to provide.

Transfer and Assignment

Each Mill Owner has the right to transfer its Mill (i) without the consent of Mobile Energy (A) if such Mill Owner continues to be responsible for its obligations under the Projects Agreements or (B) in connection with a merger, consolidation or sale of substantially all of the Mill Owner's assets or the sale, lease, or the transfer of 50% or more of the ownership of the Mill, if the transferee or an affiliate thereof has substantial expertise in operating and managing facilities similar to the Mill and there is reasonable basis to conclude that the operations at the Mill will be conducted in accordance with specified prudent operating standards or (ii) with the consent of Mobile Energy, which may not be unreasonably withheld (each, a "Mill Permitted Transfer"). Any person to whom a Mill is transferred in conjunction with a Mill Permitted Transfer is required to become a party to various applicable Project Agreements by assuming the obligations of the Mill Owner whose Mill has been transferred. Any Mill Owner transferring its Mill would be released from its obligations under the Project Agreements (except in the case of a Mill Permitted Transfer pursuant to clause (A) above, in respect of which no such release would be contemplated) only upon the assumption of such obligations by the person to whom its Mill is transferred. The Pulp Mill Owner cannot transfer or otherwise dispose of its interest in the Process Water Plant and the Waste Water Treatment Plant, except as part of a Mill Permitted Transfer of all or substantially all of the Pulp Mill, without the unanimous written consent of Mobile Energy and the other Mill Owners.

    Mobile Energy may (A) upon prior written notice to, but without the prior consent of, the Mill Owners, (i) transfer all of the Energy Complex or permit to be transferred any interest in Mobile Energy to a direct or indirect wholly owned subsidiary of Southern, (ii) subject to certain conditions set forth in the Master Operating Agreement, transfer portions of the Energy Complex or permit to be transferred portions of Mobile Energy, so as to enable the Energy Complex to be a Qualifying Facility under PURPA, (iii) assign, pledge, mortgage or grant security interests in the Energy Complex and Mobile Energy's interests in the Energy Complex, and permit to be pledged any ownership interest in Mobile Energy, to a Lender (provided that the Lender executes a consent substantially in the form attached to the Master Operating Agreement) and (iv) transfer portions (by way of undivided interests) of the Energy Complex or permit to be transferred portions of Mobile Energy (which must in each case be less than 10%) (so long as Southern directly or indirectly retains ownership of at least 50% of Mobile Energy and Mobile Energy remains in control of the management of the Energy Complex) and (B) transfer all or substantially all of the Energy Complex, or permit to be transferred all or a portion of the ownership interest in Mobile Energy, with the prior written consent of the Mill Owners, which consent may not be unreasonably withheld (each such transfer, a "Mobile Energy Permitted Transfer"). All transfers pursuant to clause (A) must be to persons who (x) are not direct competitors of Scott/Kimberly-Clark or the Mill Owners (or Affiliates of such competitors), (y) agree to be bound by the Confidentiality Agreement and
(z) by making such purchase, will not implicate or otherwise conflict with the Alabama Territorial Law ("Qualified Purchasers"). If Southern Electric and/or Holdings elected to sell any of its or their interests in Mobile Energy in order to qualify the Energy Complex as a Qualifying Facility under PURPA, then, pursuant to PURPA and the applicable regulations and restrictions thereunder, Southern may be required to forego some or all of its indirect control of the management and operations of Mobile Energy, and such control (or portion thereof) so foregone by Southern could become vested in the person(s) or entity(ies) acquiring such interests in Mobile Energy. As such, Southern may cease to control the management and operations of Mobile Energy and Mobile Energy may, in the future, be controlled and partially owned by a third party that is not affiliated with Southern. There can be no assurance that any such third party would control, or participate in the control of, the management and operations of Mobile Energy as effectively as companies affiliated with Southern.

    The Master Operating Agreement provides that upon a Mill Permitted Transfer or a Mobile Energy Permitted Transfer, the transferee must assume the obligations of the transferor under the applicable Project Agreements. Upon the assumption in writing by the transferee of the transferor's rights and obligations under the Project Agreements (or the portion of the transferor's rights and obligations corresponding to the portion of its Mill or Energy Complex that it has assigned, sold or otherwise transferred), the transferor will be released of its obligations under the Project Agreements, to the extent assigned and assumed, arising on or after the date of assignment and assumption.

Dispute Resolution

All disputes arising under any of the Operative Documents will be referred initially to the Site Operating Committee. If the Site Operating Committee is unable to resolve the dispute within 15 days, the senior management of the applicable parties will have 15 days to resolve the dispute. All disputes that the parties to the dispute agree are essentially technical in nature ("Technical Disputes") that cannot be resolved by the Site Operating Committee or senior management will be referred to a technical expert, who will be selected by the parties from a list appended to the Master Operating Agreement, and all other disputes that cannot be resolved by the Site Operating Committee or senior management will be resolved by an arbitrator in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

Mill Owner Maintenance Reserve Account

Pursuant to the Master Operating Agreement, Mobile Energy is required, to provide for a "Mill Owner Maintenance Reserve Account" with a balance not to exceed $2,000,000. Mobile Energy may use the funds in such account for the payment of debt service or operations and maintenance costs and expenses, and (as discussed above) the Mill Owners may use such funds if they are exercising the Mill Owner Step-In Rights. The Mill Owner Maintenance Reserve Account cannot be subject to any lien or encumbrance pursuant to the Financing Documents. Scott/Kimberly-Clark and S.D. Warren have agreed that Mobile Energy may satisfy all of its obligations under the Master Operating Agreement with respect to the Mill Owner Maintenance Reserve Account by causing Southern to execute an agreement in favor of Mobile Energy, Scott/Kimberly-Clark and the Mill Owners (the "Mill Owner Maintenance Reserve Account Agreement") that would require Southern to deposit up to $2,000,000 in the aggregate in the Mill Owner Maintenance Reserve Account in the circumstances described in such agreement.

Operator

The Energy Services Agreements provide that Mobile Energy may at any time replace Southern Electric as the operator of the Energy Complex with any person who is a wholly owned, direct or indirect subsidiary of Southern (the "Southern Electric Operator"). Mobile Energy may not replace Southern Electric with any person other than a Southern Electric Operator without the prior written consent of the Mill Owners, which consent is not permitted to be unreasonably withheld or delayed. The Energy Services Agreements provide that if the proposed replacement operator is reasonably qualified and experienced in the operation of facilities similar to the Energy Complex, there is to be a presumption that the Mill Owners' consent to the proposed replacement operator should not be withheld.

Miscellaneous Provisions

The Master Operating Agreement provides that Mobile Energy and the Mill Owners will only be liable to the other parties for direct damages as a result of a breach or default by such party under any Operative Document. In no event will Mobile Energy or the Mill Owners be liable for claims of non-party customers, cost of money, loss of profits, loss of use of capital or revenue or any other incidental, special or consequential loss or damage, or for punitive or exemplary damages. However, any party may be liable to any other party for third party claims (other than the claims of non-party customers) against such other party.

    Each of the Mill Owners and Mobile Energy has agreed to indemnify the others (and certain related parties) from losses incurred by an indemnified party due to or resulting from (i) the breach by the applicable indemnifying party of any of its covenants under any of the Project Agreements (in the absence of any excuse therefor as set forth in the applicable Project Agreement) or (ii) the negligence or willful misconduct of the applicable indemnifying party.

    Until the Energy Services Agreements have been terminated, Mobile Energy may not, without the prior written consent of the Mill Owners (which consent cannot be unreasonably withheld), change or expand the nature of its business beyond that which is contemplated by the Project Agreements.

    The Energy Services Agreements and the Master Operating Agreement state that they are governed by the laws of the State of New York.

                      Operations and Maintenance Agreement

Mobile Energy and Southern Electric are parties to the O&M Agreement pursuant to which Southern Electric is obligated to assume responsibility for the operation and maintenance of the Energy Complex and provide certain related administrative and management services to Mobile Energy. On the Acquisition Closing Date, Southern Electric hired approximately 119 employees of Scott who were previously dedicated to the operations of the Energy Complex (the "Energy Complex Employees"). The O&M Agreement requires Southern Electric to operate and maintain the Energy Complex using the Energy Complex Employees and such additional employees of Southern Electric or of third-party subcontractors as may be required from time to time.

Term

The term of the O&M Agreement commenced on the Acquisition Closing Date and will terminate on December 16, 2019, unless earlier terminated in accordance with its terms. If the Energy Services Agreements are extended, Mobile Energy and Southern Electric are obligated to endeavor to extend the term of the O&M Agreement for a period equal to such extension period under the Energy Services Agreements. See, however, "-Termination."

Termination

Either party may terminate the O&M Agreement upon 30 days written notice in the event of a material breach of any material provision, unless the breach is cured within 30 days of receipt of such notice; however, the defaulting party will have up to an additional 90 days to cure such default if the defaulting party diligently pursues a cure, the breach is not reasonably susceptible to correction within 30 days, and the non-defaulting party is not, as a result of the continuation of the breach, in breach of a material provision of any other agreement. Either party may also terminate the agreement (i) following total casualty of the Energy Complex, (ii) following a Force Majeure Event that continues for more than 12 months, or (iii) for any other reason, with or without cause, upon (in the case of termination by Southern Electric) 180 days written notice or upon (in the case of termination by Mobile Energy) 30 days written notice.

Obligations of Southern Electric

Southern Electric is responsible for operating and maintaining the Energy Complex at Mobile Energy's expense in accordance with the requirements of the Energy Services Agreements, the Master Operating Agreement, specified prudent operating standards, operating manuals provided by Mobile Energy, all applicable governmental requirements and the annual operating plan for the Energy Complex. The operating and maintenance services include procuring all supplies, parts and equipment on behalf of Mobile Energy, performing all routine maintenance activities in connection with outages of the Energy Complex, making capital improvements, handling and disposing of wastes (to the extent not covered under agreements between Mobile Energy and other parties), and coordinating operations of the Energy Complex with Alabama Power and the Mill Owners with respect to the scheduling of back-up and supplemental electric service and Scheduled Outages.

    Southern Electric also is obligated to provide various administrative and management services to Mobile Energy, including administration of all Project Agreements to which Mobile Energy is a party (to the extent that they relate to the operation and maintenance of the Energy Complex), collection of payments to Mobile Energy under the Energy Services Agreements, administration of Mobile Energy's bank accounts and payment of Mobile Energy's expenses from such accounts, maintaining Mobile Energy's books and records, assisting Mobile Energy in obtaining and renewing all required permits and licenses, preparation of regulatory, financial and other reports required of Mobile Energy, and procuring and maintaining on Mobile Energy's behalf the insurance coverages required under the Project Agreements and Financing Documents. In addition, Southern Electric has designated an employee to serve as Mobile Energy's representative on the Site Operating Committee.

Obligations of Mobile Energy

Mobile Energy is responsible for providing, at its expense, all supplies, parts, stores, inventories (including, without limitation, black liquor, biomass, supplemental fuel, water, lubricants, and chemicals) necessary in connection with the operation and maintenance of the Energy Complex. Mobile Energy also is required to provide to Southern Electric and its subcontractors access to and use of facilities, equipment, vehicles, office equipment, warehouses, and employee amenities (parking, lavatories, dining facilities, etc.) necessary for the operation and maintenance of the Energy Complex.

Compensation of Southern Electric; Annual Budget

The services to be performed by Southern Electric under the O&M Agreement are provided on a full cost reimbursement basis in accordance with the rules of the SEC under PUHCA. Mobile Energy is obligated to pay, or reimburse Southern Electric for, all operation and maintenance costs incurred in connection with Southern Electric's performance, including all labor costs, and all other expenses that are included in the annual operating plan and budget (the "Operating Plan and Budget") prepared by Southern Electric, as it may be amended from time to time, costs and expenses of additional services that may be requested by Mobile Energy, and legal and other costs incurred by Southern Electric on Mobile Energy's behalf and at Mobile Energy's request in connection with enforcing the Project Agreements and in complying with applicable laws.

    Labor costs include the direct payroll costs associated with the Energy Complex Employees, including wages, salaries, direct payroll overheads such as pension and employee benefits, payroll taxes, bonuses, insurance, and holiday, sick leave and vacation accruals; and the direct payroll costs of Southern Electric's employees other than the Energy Complex Employees, as identified through a work order system, including an allocable share of such employees' direct payroll overhead costs, plus an allocable share of Southern Electric's general and administrative expenses.

    Southern Electric is obligated to prepare and submit for Mobile Energy's approval at least 150 days prior to the start of each contract year a proposed form of Operating Plan and Budget, which Mobile Energy is required to approve or disapprove within 60 days after submission. The Operating Plan and Budget is required to include, among other cost items, projected labor costs and other costs of operation and routine and scheduled major maintenance of the Energy Complex, projections of liquor, steam and electricity production, and fuel consumption. If Mobile Energy objects to Southern Electric's proposed Operating Plan and Budget, and such objections cannot be resolved through discussions, then an interim operating budget will go into effect for the following contract year which will be equal to the prior year's operating budget, except that the labor cost, operating expense and maintenance expense categories of the prior year's budget will be escalated in accordance with the U.S. Producers Price Index, and any expenses incurred in connection with scheduled outages and major maintenance will be reimbursed in full. Mobile Energy also is obligated to pay or reimburse Southern Electric in full for all additional operating costs attributable to force majeure events, the execution of new energy services agreements or any amendment to the existing Energy Services Agreements, among other events.

Force Majeure

Force majeure events that excuse performance by either party to the O&M Agreement include any circumstance beyond the reasonable control of a party, including but not limited to acts of God, unusually severe weather conditions, accident, fire, strikes, war, riots, actions of governmental authorities, and change of law. As to Southern Electric, force majeure does not include any labor dispute at the Energy Complex or involving the Energy Complex Employees. The party claiming force majeure is required to take steps to mitigate or limit damage to the other party.

Miscellaneous Provisions

Southern Electric is required to obtain automobile liability insurance, comprehensive general liability insurance and umbrella liability insurance, each of which must name Mobile Energy as the named insured, and workers' compensation insurance. Mobile Energy is required to obtain and maintain workers' compensation insurance, automobile liability insurance and all risk physical damage/business interruption insurance.

    Southern Electric's sole liability for non-conforming services shall be to correct such non-conforming services. Neither Southern Electric nor Mobile Energy shall be liable to the other party for any claim for any special, incidental, or consequential loss or damage of any nature.

    Mobile Energy is obligated to indemnify, save harmless and defend Southern Electric and its officers, directors, employees, agents and affiliates from and against all losses arising out of or related to the acts or omissions of Mobile Energy or to the services to be performed by Southern Electric, but only to the extent not caused by any indemnified party's gross negligence or willful misconduct.

    The O&M Agreement states that it is governed by the laws of the State of Georgia.

                                  SCS Agreement

Services

Mobile Energy and SCS are party to an agreement (including any amendments thereto the "SCS Agreement"), pursuant to which SCS has agreed, as and to the extent required by Mobile Energy, to keep itself and its personnel available and competent to perform for Mobile Energy, or to advise and assist Mobile Energy with respect to, (i) general administrative and advisory services, (ii) general engineering, including system production and transmission studies, preparation and analysis of electrical apparatus specifications, distribution studies and standards, civil engineering and hydraulic studies, fuel supply studies and operations analyses, (iii) design engineering, (iv) purchasing, including the coordination of group purchasing, (v) accounting and statistical services, including appearances before regulatory commissions, internal audits and preparation and analyses of financial and operating reports, (vi) finance and treasury services, including securities matters, banking matters and investment of surplus funds, (vii) tax matters, including preparation of tax returns,
(viii) insurance and pension matters, (ix) corporate matters, including maintenance of corporate records and arrangements for stockholders' meetings,
(x) rate analyses, (xi) construction and operating budgets and procedures, (xii) business promotion and public relations, (xiii) employee relations, including recruitment, placement, training, compensation, safety, labor relations and health, welfare and employee benefits and (xiv) other matters with respect to Mobile Energy's business and operations that Mobile Energy may request and SCS may be able to perform.

Charges

The SCS Agreement provides that SCS will be reimbursed by Mobile Energy for the costs SCS incurs in providing any of the foregoing services to Mobile Energy, including (i) direct costs incurred by SCS in the performance of a particular transaction for Mobile Energy and (ii) costs incurred by SCS that cannot be allocated directly to one client or transaction, which costs shall be distributed in a fair and equitable manner as set forth in SCS's cost allocation procedures.

Term

The SCS Agreement became effective on July 14, 1995 and will remain in effect until terminated by mutual agreement of the parties, except that SCS has the right to terminate the SCS Agreement upon six months notice at any time following the transfer of the Energy Complex.

                                  Direct Lease

Mobile Energy and Scott/Kimberly-Clark are party to a lease (including any amendments thereto, the "Direct Lease") covering land owned by Scott/Kimberly-Clark located in Mobile County, Alabama on which Mobile Energy owns, uses, operates, repairs and maintains the Energy Complex and any additions or modifications thereto.

Leased Premises

The Direct Lease covers two lots ("Lot 7" and "Lot 9") comprising approximately
6.9 acres (the "Leased Premises") within the property owned by Scott/Kimberly-Clark (the "Real Property"). The Direct Lease is a ground lease relating solely to the land comprising the Leased Premises. In connection with obtaining financing through the Industrial Development Board of the City of Mobile, Alabama (the "IDB") for certain components of the Energy Complex located on Lot 9, Scott/Kimberly-Clark previously leased Lot 9 to the IDB pursuant to a lease (the "Scott-IDB Lease") and the IDB subleased Lot 9 back to Scott/Kimberly-Clark pursuant to a sublease (the "IDB-Scott Sublease"). Concurrently with the Acquisition, Scott assigned its rights and obligations under the IDB-Scott Sublease arising after the Acquisition Closing Date to Holdings, and Holdings subsequently assigned such rights and obligations to Mobile Energy. As such, Mobile Energy currently is subleasing Lot 9 from the IDB pursuant to the IDB-Scott Sublease. The Direct Lease and the IDB-Scott Sublease exist and operate concurrently. If, and to the extent that, Mobile Energy's obligations under the Direct Lease with respect to Lot 9 conflict or are inconsistent with Mobile Energy's obligations under the IDB-Scott Sublease, then the Direct Lease does not apply to Lot 9 with respect to such obligations.

Term

The term of the Direct Lease commenced on the Acquisition Closing Date, and will expire at 11:59 p.m. on December 15, 2019. Provided that all of the Energy Services Agreements are extended and renewed pursuant to such agreements, the Direct Lease will be automatically extended and renewed for a single five year term beginning on December 16, 2019 and expiring at 11:59 p.m. on December 15, 2024. Mobile Energy and Scott/Kimberly-Clark may, but are not required to, otherwise agree to extend the term of the Direct Lease.

Rent

Base rent during the term of the Direct Lease is $1 per year. In addition, Mobile Energy is required to pay all expenses related to or arising from the Leased Premises or Mobile Energy's activities thereon, except as expressly provided otherwise in the Direct Lease. Subject to the applicable provisions of the Operative Documents, Mobile Energy is required to pay all utility charges related to Mobile Energy's use of the Leased Premises and the expenses of installation, maintenance, use and service connected with such utilities. Mobile Energy is also required to pay all real estate taxes and assessments ("Impositions") related to the Direct Lease, the Leased Premises or the improvements located thereon. Should Mobile Energy fail to pay any Imposition when due and payable, and if such failure continues for 14 days after notice from Scott/Kimberly-Clark, Scott/Kimberly-Clark may pay the Imposition and the amount paid by Scott/Kimberly-Clark will be deemed additional rent payable by Mobile Energy within five days of Scott/Kimberly-Clark notifying Mobile Energy of Scott/Kimberly-Clark's payment of such Impositions. Mobile Energy will not be responsible for taxes or imposts on Scott/Kimberly-Clark's income, including the base rent, nor for Impositions attributable to periods prior to the commencement or subsequent to the expiration or termination of the Direct Lease.

Purchase Options

Mobile Energy Options

Mobile Energy has an option to purchase the Leased Premises for a purchase price of $10 at various times. One such option held by Mobile Energy (the "Transfer Option") becomes effective if Scott/Kimberly-Clark elects, during the term of the Direct Lease, to transfer its interest in the Leased Premises to a third party other than another then Mill Owner. In such event, Scott/Kimberly-Clark is obligated to first give Mobile Energy three months notice of the proposed transfer. Mobile Energy will then have 45 days within which to exercise its Transfer Option to purchase the Leased Premises from Scott/Kimberly-Clark. In addition, Mobile Energy has an option to purchase the Leased Premises at the end of the Lease term for a purchase price of $10 (the "End of Term Option"). The End of Term Option is exercisable (a) if not all of the Energy Services Agreements have been renewed and extended on or before September 16, 2014, by notice from Mobile Energy to Scott/Kimberly-Clark delivered between June 16, 2014 and October 16, 2014 (the "Earlier Option Exercise Period"); (b) if all of the Energy Services Agreements timely have been renewed and extended, by notice from Mobile Energy to Scott/Kimberly-Clark delivered between June 15, 2019 and October 15, 2019 (the "Later Option Exercise Period"); or (c) if the Direct

Lease is terminated prior to the expiration of the Earlier Option Exercise Period or the Later Option Exercise Period, as applicable, and Mobile Energy shall not have exercised its End of Term Option, by notice from Mobile Energy to Scott/Kimberly-Clark delivered within 30 days after the date on which the Direct Lease shall have terminated.

    If Mobile Energy timely and properly exercises any of its options to purchase the Leased Premises, and provided that, in the case of Mobile Energy's exercise of its End of Term Option, Scott/Kimberly-Clark does not void such exercise by exercising and consummating Scott/Kimberly-Clark's purchase option (described below), then Scott/Kimberly-Clark is obligated to sell the Leased Premises to Mobile Energy for $10. The closing of the purchase, in the case of Mobile Energy's exercise of its Transfer Option, would occur on or before the date on which Scott/Kimberly-Clark's proposed transfer to the third party closes or would have closed. The closing of the purchase, in the case of Mobile Energy's exercise of its End of Term Option, would occur on the last day of the Direct Lease term unless the term shall have terminated prior to Mobile Energy's exercise of its End of Term Option, in which event the closing would occur within 30 days of such exercise of the End of Term Option.

Scott/Kimberly-Clark Option

As described below, Scott/Kimberly-Clark has an option to repurchase the Energy Complex from Mobile Energy at the end of the term of the Direct Lease (the "Repurchase Option"), which may occur at different points in time. Scott/Kimberly-Clark may give Mobile Energy notice of its intention to exercise the Repurchase Option: (a) if the Direct Lease is not automatically renewed and extended, between July 16, 2014 and November 16, 2014 (the "Earlier Repurchase Option Period"); (b) if the Direct Lease is automatically renewed and extended, between July 15, 2019 and November 15, 2019 (the "Later Repurchase Option Period"); or (c) if the Direct Lease is terminated prior to the expiration of the Earlier Repurchase Option Period or the Later Repurchase Option Period, as applicable, and Scott/Kimberly-Clark shall not have exercised its Repurchase Option, within 30 days after the date on which the Direct Lease shall have terminated. If Scott/Kimberly-Clark were to exercise the Repurchase Option, it would not have the right or obligation to assume any debt of Mobile Energy; however, pursuant to the Consents to Assignment relating to the Direct Lease and the Supplementary Lease (as hereinafter defined), Scott/Kimberly-Clark has agreed that the Senior Secured Parties have no obligation to release the lien of the Financing Documents until all obligations secured thereby have been repaid in full.

    If Scott/Kimberly-Clark shall timely deliver its repurchase notice to Mobile Energy, then (a) if Mobile Energy previously shall have exercised its End of Term Option, such exercise shall be void and of no further force and effect, unless Scott/Kimberly-Clark fails timely to pay the purchase price for the Energy Complex, and (b) (i) by June 15, 2019, if the Direct Lease shall expire by its terms on December 15, 2019, or (ii) by June 15, 2024, if the Direct Lease shall expire by its terms on December 15, 2024, or (iii) otherwise, within 10 days of Mobile Energy's receipt of Scott/Kimberly-Clark's repurchase notice, Scott/Kimberly-Clark and Mobile Energy will jointly select an independent real estate appraiser to determine the fair market value of the Energy Complex. If Scott/Kimberly-Clark and Mobile Energy fail timely to select an appraiser, an appraiser will be appointed pursuant to the arbitration provisions of the Master Operating Agreement.

    The appraiser, within 30 days of its selection or appointment, must give written notice to Mobile Energy and to Scott/Kimberly-Clark of the appraiser's determination of the price that a ready and willing buyer would pay, as of the date of the appraiser's selection or appointment, for property comparable to the Energy Complex if the Energy Complex were offered for sale on the open market, taking into account the location of the Energy Complex at the Leased Premises and the purposes for which the Energy Complex may be used, including, without limitation, in conjunction with the Project Agreements and the services and fees provided and obtained thereunder, to the extent that Project Agreements actually or effectively (with respect to documents under which Mobile Energy provides services to Scott/Kimberly-Clark which Scott/Kimberly-Clark could, subsequent to the repurchase, supply to itself) would continue in effect subsequent to the repurchase. The appraiser's determination of the fair market value of the Energy Complex will be the purchase price to be paid by Scott/Kimberly-Clark to Mobile Energy, provided that (a) if the Direct Lease terminates on December 15, 2019, the determined value cannot exceed $69,080,000 or be less than $50,240,000, and
(b) if the Direct Lease terminates between December 15, 2019 and December 15, 2024, the determined value cannot exceed $30,000,000 or be less than $22,000,000.

    Scott/Kimberly-Clark is obligated to pay the purchase price for the Energy Complex to Mobile Energy by wire transfer on or before the date that is the later of the last day of the Direct Lease term and 5 days after the appraiser delivers its determination of the fair market value for the Energy Complex. If Scott/Kimberly-Clark fails timely to pay the purchase price, and if Mobile Energy previously exercised its End of Term Option, then Mobile Energy's exercise of its End of Term Option again becomes effective and Mobile Energy may purchase the Leased Premises from Scott/Kimberly-Clark for $10.

Early Termination of Direct Lease

The Direct Lease may be terminated (1) by either party as a result of the occurrence of an event of default by the other party under the Direct Lease (a "Lease Event of Default"), (2) automatically as a result of the total and permanent taking of the Leased Premises in Condemnation (as hereinafter defined), (3) by Mobile Energy as the result of a partial taking of the Leased Premises in Condemnation that has a Mobile Energy Material Adverse Effect, or
(4) by the mutual agreement of Mobile Energy and Scott/Kimberly-Clark, and not by any other cause or for any other reason whatsoever.

Default

The following acts or omissions by either party constitute Lease Events of
Default: (i) failure to pay any sum required to be paid under the Direct Lease, which failure continues for 10 days after written notice has been delivered to the nonpaying party (a "Monetary Default"); and (ii) failure to comply in any material respect with any material term, provision or covenant of the Direct Lease, other than the payment of sums due under the Direct Lease, which failure continues for 30 days after written notice has been delivered to the nonperforming party, or, if such failure cannot reasonably be cured within 30 days, if the nonperforming party shall not have begun to cure the failure within such 30-day period or shall not thereafter proceed with all reasonable due diligence and good faith to cure such failure within a reasonable longer period necessary to cure such failure (a "Non-Monetary Default"); provided that if a Non-Monetary Default on the part of Mobile Energy occurs through no act or omission of Mobile Energy and such Non-Monetary Default is not reasonably curable, so long as such Non-Monetary Default does not have a Mill Material Adverse Effect with respect to Scott/Kimberly-Clark, such Non-Monetary Default shall not be deemed a Lease Event of Default.

    Upon the occurrence and during the continuation of any Lease Event of Default, the non-defaulting party may: (a) terminate the Direct Lease, (b) enforce its rights under the Direct Lease without reentering or resuming possession of the Leased Premises and without terminating the Direct Lease, (c) perform any obligation or make any payment required to cure the Lease Event of Default after at least 10 days' notice (except in case of emergency when action is required to protect lives or property) to the defaulting party of the nondefaulting party's intent to pursue this remedy if the defaulting party does not cure the Lease Event of Default within such time period, and (d) exercise any other rights it has at law or in equity.

    In addition to the foregoing, subject to the rights of the Leasehold Mortgagee(s) (as hereinafter defined) under the Direct Lease or pursuant to the Estoppel and Consent attached as Exhibit D to the Direct Lease (the "Estoppel and Consent"), either party may terminate the Direct Lease, effective immediately, if a bankruptcy event occurs with respect to the other party.

Condemnation

If the Leased Premises are totally and permanently taken by (i) the exercise of any governmental power, whether by legal proceedings or otherwise, by any public or quasi public authority, or private corporation or individual having the power of condemnation or (ii) the voluntary sale or transfer by Scott/Kimberly-Clark or Mobile Energy to any condemnor, either under threat of condemnation or while legal proceedings for condemnation are pending ("Condemnation"), the Direct Lease will terminate on the effective date of the Condemnation (the "Date of Taking"). If a portion of the Leased Premises is taken by Condemnation and such partial Condemnation has a Mobile Energy Material Adverse Effect, Mobile Energy may elect to terminate the Direct Lease upon 30 days notice to Scott/Kimberly-Clark delivered to Scott/Kimberly-Clark not more than 30 days after the Date of Taking, which termination will be effective on the later of
(i) the Date of Taking and (ii) 30 days after delivery of such termination notice to Scott/Kimberly-Clark. In either case, if the Direct Lease terminates, Mobile Energy will be entitled to receive that portion of any award attributable to the value of the Energy Complex and its interest in the Direct Lease and the Leasehold Premises ("Leasehold Interest"), each to the extent taken; and

Scott/Kimberly-Clark will be entitled to receive that part of any award attributable to the value of the Leased Premises, exclusive of the Leasehold Interest, to the extent taken.

    If a portion of the Leased Premises are taken by Condemnation and such partial Condemnation does not have a Mobile Energy Material Adverse Effect, or if Mobile Energy does not elect to terminate the Direct Lease despite such Condemnation having a Mobile Energy Material Adverse Effect, the Direct Lease will remain in effect, and Mobile Energy, at its cost, is obligated to restore the Energy Complex as necessary, provided that Mobile Energy will not be required to expend an amount exceeding the amount of the entire award paid in compensation for such taking (all of which award will be paid to Mobile Energy).

    If all or any portion of the Leased Premises are taken by any public authority for a period of six months or less, such taking will not constitute a Condemnation, and during such temporary taking, all of the provisions of the Direct Lease will remain in full force and effect.

Assignment and Subletting

Mobile Energy, without the consent of Scott/Kimberly-Clark, may encumber its Leasehold Interest, or any portion thereof, with one or more mortgages (each, a "Leasehold Mortgage") for the benefit of lenders providing financing to Mobile Energy (each such lender, a "Leasehold Mortgagee"). Scott/Kimberly-Clark has agreed to permit Mobile Energy to mortgage the Leasehold Interest pursuant to the Financing Documents, and Scott/Kimberly-Clark has entered into the Estoppel and Consent with the Collateral Agent under the Financing Documents. Mobile Energy also may transfer its Leasehold Interest, or a portion thereof, in connection with a Mobile Energy Permitted Transfer. Otherwise, Mobile Energy may not (i) sublet, assign, pledge or otherwise transfer the Leased Premises without the prior written consent of Scott/Kimberly-Clark, which consent cannot be unreasonably withheld or (ii) assign or transfer a portion of its Leasehold Interest.

    Scott/Kimberly-Clark, in conjunction with any Mill Permitted Transfer, may assign, sell or otherwise transfer all or a corresponding portion of its interests in the Direct Lease and/or the Leased Premises without the prior written consent of Mobile Energy. Otherwise, Scott/Kimberly-Clark may assign, sell or otherwise transfer all or a portion of its interests in the Direct Lease and/or the Leased Premises with the prior written consent of Mobile Energy, which consent cannot be unreasonably withheld or delayed.

    If either party effects a permitted assignment or other transfer of its interests under the Direct Lease (other than a transfer for security purposes unless and until such security is foreclosed upon), the permitted assignee or transferee shall expressly assume, in documentation reasonably satisfactory to the non-transferring party, all existing and future obligations of the transferring party under the Direct Lease with respect to the transferred interests, and the transferring party will be relieved of all further liability under the Direct Lease with respect to the transferred interests from and after the date of the transfer.

Leasehold Mortgages

The Direct Lease provides that no Leasehold Mortgagee will be deemed to be an assignee or transferee or mortgagee in possession of the Leasehold Interest unless, and only for so long as, the Leasehold Mortgagee has obtained possession of the Leased Premises as a mortgagee or has acquired the Leasehold Interest by foreclosure or a deed or assignment in lieu thereof ("Control of the Premises"). No Leasehold Mortgagee or purchaser at a foreclosure sale held pursuant to a Leasehold Mortgage will be liable under the Direct Lease unless and until it becomes, and only for so long as it remains, the owner of the Leasehold Interest.

    If any existing or prospective Leasehold Mortgagee requires any modification to the Direct Lease, which modification does not materially adversely affect any of Scott/Kimberly-Clark's rights or obligations thereunder, or confirmation of the rights of Leasehold Mortgagees under the Direct Lease, at Mobile Energy's request, Scott/Kimberly-Clark is obligated to execute and deliver to Mobile Energy written instruments in recordable form effecting such modifications or confirming such rights.

    The Direct Lease provides that upon a Leasehold Mortgagee providing Scott/Kimberly-Clark with written notice of such Leasehold Mortgagee's name and address, then as to such Leasehold Mortgagee:

           (i) No cancellation, termination, surrender or modification of the Direct Lease will bind the Leasehold Mortgagee or affect the lien of its Leasehold Mortgage without the prior written consent of the Leasehold Mortgagee;

           (ii) No notice to Mobile Energy will be effective or will trigger any Lease Event of Default unless and until a copy of such notice has been given to the Leasehold Mortgagee;

           (iii) The Leasehold Mortgagee may perform any obligation of Mobile Energy under the Direct Lease and remedy any default, which performance Scott/Kimberly-Clark is obligated to accept as if performed by Mobile Energy;

           (iv) Upon the occurrence of a Lease Event of Default on the part of Mobile Energy, Scott/Kimberly-Clark is obligated to give the Leasehold Mortgagee additional written notice of the Lease Event of Default and additional time to cure such Lease Event of Default (including time to obtain Control of the Premises if necessary to commence or complete such cure) ("Mortgagee's Cure Rights"), and if the Lease Event of Default is properly cured (or the time for Leasehold Mortgagee to exercise Mortgagee's Cure Rights has not expired), the Direct Lease will continue in effect as if no default occurred and Scott/Kimberly-Clark may not exercise any of its rights or remedies under the Direct Lease by reason of such Lease Event of Default;

           (v) If a Leasehold Mortgagee (or its nominee or a purchaser at a foreclosure sale) acquires Control of the Premises and cures all Monetary Defaults and diligently proceeds to exercise Mortgagee's Cure Rights, Scott/Kimberly-Clark is obligated to recognize the Leasehold Mortgagee (or its nominee or assignee or the purchaser) as the lessee under the Direct Lease; and

           (vi) If the Direct Lease terminates for any reason prior to the stated expiration date, Scott/Kimberly-Clark is obligated to give notice to the Leasehold Mortgagee of such termination within 30 days of the termination, and the Leasehold Mortgagee (or its nominee) may enter into a new lease of the Leased Premises for the remainder of the term of the Lease on the same terms and conditions as the Direct Lease.

    If there is more than one Leasehold Mortgagee, the Leasehold Mortgagee most senior in lien (as shown on a then-current title report or commitment by a reputable company licensed to do business in Alabama) desiring to exercise Mortgagee's Cure Rights will have the right to do so.

    The ability of the Collateral Agent to foreclose upon the Direct Lease and the Energy Complex without foreclosing upon the other Project Contracts is limited by the provisions of the Consents to Assignment.

Superiority of the Direct Lease

The Direct Lease provides that any fee mortgage granted by Scott/Kimberly-Clark encumbering all or any portion of the Leased Premises will be required to expressly state that it is subject and subordinate to the Direct Lease and to any and all Leasehold Mortgages. At the request of Mobile Energy or any Leasehold Mortgagee, Scott/Kimberly-Clark will be required to cause each fee mortgagee to acknowledge in writing that the Direct Lease and Mobile Energy's and the Leasehold Mortgagees' right of quiet enjoyment under the Direct Lease are superior to and not to be disturbed by such fee mortgagee.

Liens

The Direct Lease provides that Scott/Kimberly-Clark is not permitted to commit or omit to do any act that would cause a lien to arise with respect to the Energy Complex, other than certain permitted liens, nor to amend any of the "Permitted Encumbrances" listed on Exhibit C to the Direct Lease without the consent of Mobile Energy if such amendment would affect the Leased Premises or Mobile Energy's ability to use and operate the Energy Complex. Scott/Kimberly-Clark is obligated to discharge or bond against any such lien that is not permitted within 30 days of notice of the filing of such lien unless Scott/Kimberly-Clark is contesting such lien in good faith and such contest does not place Mobile Energy's ownership, lease or use, as applicable, of the Energy Complex, or any portion thereof, in imminent danger of sale, forfeiture or loss.

    The Direct Lease provides that Mobile Energy will keep the Leased Premises and any interest therein free of all liens other than liens arising under the Financing Documents and other specified permitted liens. Mobile Energy is obligated to discharge or bond against any such lien that is not permitted within 30 days of notice of the filing of such lien unless Mobile Energy is contesting such lien in good faith and such contest does not place Scott/Kimberly-Clark's ownership of the Pulp Mill, the Tissue Mill or the Real Property, or any portion thereof, in imminent danger of sale, forfeiture or loss.

    If a party (the "Responsible Party") discovers a lien required to be discharged by it, it is required to promptly to give notice of such lien to the other party. If the Responsible Party does not timely discharge the lien (including proper contest of such lien, if applicable), the other party may procure the discharge of the lien by payment, deposit of the amount in dispute in court or bonding. The Responsible Party is required to pay to the other party any amount so paid or deposited by the other party and all related costs and expenses, including reasonable attorneys' fees, incurred in procuring the discharge, together with interest from the date of payment or deposit, within 15 days of demand.

Force Majeure

Neither party will be considered in default under the Direct Lease as a result of any Force Majeure Event, so long as the party claiming a Force Majeure Event
(i) gives reasonably detailed notice to the other party promptly after becoming aware of the Force Majeure Event and keeps the other party informed of any changes in such circumstances, including when the Force Majeure Event ends, (ii) makes all reasonable efforts to remedy the circumstances constituting the Force Majeure Event and mitigate the adverse effects thereof, and (iii) promptly resumes its performance following the end or remedy of the Force Majeure Event.

Dispute Resolution

All disputes between Scott/Kimberly-Clark and Mobile Energy that arise out of, under or in connection with the Direct Lease are required to be resolved in accordance with the dispute resolution procedures set forth in the Master Operating Agreement.

Surrender

Unless Mobile Energy has exercised its option to purchase the Leased Premises and Scott/Kimberly-Clark has not nullified such exercise by timely opting to repurchase and consummating the repurchase of the Energy Complex from Mobile Energy, upon termination or expiration of the Direct Lease, Mobile Energy will surrender the Leased Premises to Scott/Kimberly-Clark, "as-is," "where-is" and lien-free except for such liens to which Scott/Kimberly-Clark has expressly consented to remain in effect on or after such termination. Mobile Energy will take reasonable steps to vest title to the Energy Complex in Scott/Kimberly-Clark. If Scott/Kimberly-Clark has not repurchased the Energy Complex, within the six months following the later of (i) the termination of the Direct Lease and (ii) the last day on which Scott/Kimberly-Clark could have delivered its repurchase notice to Mobile Energy, Mobile Energy may dismantle and remove the Energy Complex from the Leased Premises. Any portion of the Energy Complex not timely removed from the Leased Premises will be deemed surrendered to Scott/Kimberly-Clark.

Indemnification

Indemnification provisions in the Direct Lease are substantially similar to those in the Energy Services Agreements.

                               Supplementary Lease

Mobile Energy and Scott/Kimberly-Clark are party to a lease (including any amendments thereto, the "Supplementary Lease") covering land owned by Scott/Kimberly-Clark located at the Mobile Facility, on which Mobile Energy will own, erect, construct, use, operate, repair and maintain a black liquor tank and Mobile Energy's maintenance facility (collectively, the "Supplementary Facility") and any additions or modifications thereto. The Supplementary Lease is identical to the Direct Lease except in the following respects:

Site

The Supplementary Lease covers two portions of one lot ("Lot 11") of the Real Property comprising approximately 3.86 acres (the "Supplementary Leased Premises"). The Supplementary Lease is a ground lease relating solely to the land comprising the Supplementary Leased Premises; Mobile Energy holds title to the Supplementary Facility located on the Supplementary Leased Premises.

Term

If Mobile Energy timely exercises and consummates either its Transfer Option or its End of Term Option to purchase the Leased Premises under and pursuant to the Direct Lease, the term of the Supplementary Lease will automatically be renewed for an additional period of 25 years.

Rent

If the Supplementary Leased Premises are not assessed separately but instead assessed as part of a larger tract of land (because the Supplementary Leased Premises comprise only a portion of Lot 11), Scott/Kimberly-Clark and Mobile Energy will be required to apportion any Impositions resulting from such assessment, Mobile Energy shall pay its proportionate share of the Impositions to Scott/Kimberly-Clark, and Scott/Kimberly-Clark shall promptly deliver to Mobile Energy proof of Scott/Kimberly-Clark's timely payment of the entire amount of such Impositions to the applicable taxing authorities.

Purchase Option

Neither party has any purchase options under the Supplementary Lease.

Early Termination of Lease

As additional grounds for termination, the Supplementary Lease may be terminated upon Scott/Kimberly-Clark's timely exercise and consummation of its Repurchase Option pursuant to the Direct Lease.

Default

If a bankruptcy event shall occur with respect to Mobile Energy and in the event that Mobile Energy timely exercises and consummates its End of Term Option pursuant to the Direct Lease, then (i) if prior to the consummation of Mobile Energy's End of Term Option, Scott/Kimberly-Clark exercised its right to terminate the Supplementary Lease because of the bankruptcy event, then the Supplementary Lease will be reinstated immediately and will continue in full force and effect as if it had never been terminated, and (ii) after such consummation of Mobile Energy's End of Term Option, in no event will the occurrence and continuation of such bankruptcy event be deemed a Lease Event of Default or give rise to the right that Scott/Kimberly-Clark otherwise would have to terminate the Supplementary Lease because of such bankruptcy event.

Surrender

Mobile Energy has no dismantling rights under the Supplementary Lease.


                                 Easement Deeds

Mobile Energy, Scott/Kimberly-Clark and S.D. Warren are party to bilateral easement deeds (the "Easement Deeds"), pursuant to which Scott/Kimberly-Clark has granted Mobile Energy easements with respect to the Tissue Mill and the Pulp Mill, S.D. Warren has granted Mobile Energy easements with respect to the Paper Mill, and Mobile Energy has granted easements to Scott/Kimberly-Clark and S.D. Warren with respect to the Energy Complex. Mobile Energy and Scott/Kimberly-Clark are party to an easement deed (the "Supplementary Easement Deed") pursuant to which Scott/Kimberly-Clark has granted Mobile Energy non-exclusive easements benefiting the Supplementary Leased Premises. The easements are non-exclusive blanket easements over the lots owned or controlled by each Mill Owner or Mobile Energy, as applicable, which are intended to give the grantee sufficient access, use and encroachment rights to operate its Mill or the Energy Complex, as applicable, and to utilize the Common Facilities (as hereinafter defined).

Easement Deeds to Mobile Energy

The term of the Easement Deeds ends upon the termination of the Direct Lease; provided that if Mobile Energy purchases the Leased Premises from Scott/Kimberly-Clark pursuant to the Direct Lease, the Easement Deeds.

    In addition, each of the Mill Owners has granted Mobile Energy a non-exclusive temporary easement (the "Interim Easements") for access to the warehousing, receiving, storeroom and capital spares buildings and facilities (including the use of capital spare parts, Dedicated Consumables (as hereinafter defined) and common spare parts in accordance with the provisions of the Transition Agreement (as hereinafter defined)), and the central drawing files. The term of the Interim Easements ends on the earlier of April 16, 1996, and the date on which the maintenance facility to be constructed by Mobile Energy is substantially completed.

    Each grantee is obligated to use its easements so as not to (a) interfere unreasonably with the grantor's use, occupancy or enjoyment of its portion of the Mobile Facility and (b) cause unnecessary foreseeable injury to persons or damage to adjacent property. If a grantee undertakes any maintenance, repair or replacement work within any easement area, upon completion, the grantee is obligated to restore the affected area to its former condition.

    The grantors are not permitted to interfere with the easements or with the location of a grantee's equipment, systems or facilities, the Common Facilities, or other equipment and facilities used by the grantee located on the grantor's portion of the Mobile Facility; provided that a grantor may relocate, at its own expense, any of the foregoing located on the grantor's portion of the Mobile Facility if (a) the grantor gives the grantee and the Site Operating Committee 30 days' advance written notice of the proposed relocation, (b) the grantee gives the grantor written approval of the proposed relocation, which approval the grantee may not unreasonably withhold, and (c) the grantor conducts post-construction tests of the relocated equipment, system or facility as reasonably required by the grantee.

                            Common Services Agreement

The Common Services Agreement provides for the sharing by Mobile Energy, Scott/Kimberly-Clark, and the Paper Mill Owner of security services, major maintenance and capital improvements to the Air Compressors, computerized data concerning the Energy Complex and the Mills ("Data Sharing") and maintenance of common roads (the "Essential Common Services") and medical services, the training of new maintenance personnel ("Maintenance Training Services"), maintenance of certain parking lots, and certain food service to employees (the "Optional Common Services" and collectively with the Essential Common Services, the "Common Services"), including, in each case, the cost thereof. The term of the Common Services Agreement as to any party to it began on the Acquisition Closing Date and will end on the date of the termination of the Master Operating Agreement with respect to that party, unless otherwise agreed by the parties.

Performance of Common Services

Scott/Kimberly-Clark, in its capacity as either the Tissue Mill Owner or the Pulp Mill Owner (as applicable), is required to perform the Essential Common Services (other than Data Sharing, which is the obligation of all parties), in a manner consistent with prudent operating standards and subject to the direction of the Site Operating Committee.

    Scott/Kimberly-Clark, in its capacity as the Tissue Mill Owner or the Pulp Mill Owner, is required to provide the Optional Common Services to the other parties in substantially the same manner and according to the same standards as Scott/Kimberly-Clark provides for its own use and benefit from time to time. Scott/Kimberly-Clark may alter in its reasonable discretion the particulars of any Optional Common Service, provided that any change in the costs of such Optional Common Service will be accounted for in accordance with the Common Services Agreement.

Outsourcing

Scott/Kimberly-Clark, after providing 30 days written notice to the other parties (or such lesser notice as is reasonable under the circumstances), may outsource any Optional Common Service to responsible third parties that, in the good faith and reasonable judgment of Scott/Kimberly-Clark, are experienced and competent to provide such services. With the concurrence of the Site Operating Committee, Scott/Kimberly-Clark may outsource any of the Essential Common Services not already outsourced as of the date of the Common Services Agreement to experienced, competent and responsible third parties.

    Unless the parties agree otherwise, the fees payable under the Common Services Agreement will be adjusted in accordance with the terms thereof to account for the costs of any outsourced Common Service. To the extent permitted under the applicable outsourcing contract, the Site Operating Committee may adjust the fee payable to the provider of an outsourced Essential Common Service. At Scott/Kimberly-Clark's election and if required by applicable law and approved by the Site Operating Committee and appropriate under the circumstances, the third party providing an outsourced Common Service may do so by contracting directly with the parties requiring that Common Service.

    The limitations of liability set forth in the Common Services Agreement apply to Scott/Kimberly-Clark's decision to outsource any Common Service. However, the terms of any contract with a third-party provider of Common Services shall control as to that third party's required standard of performance, provided that Scott/Kimberly-Clark shall use good faith efforts to cause each third-party provider of Essential Common Services to achieve a level of service substantially equivalent to the specified prudent operating standard.

Termination of Particular Common Services

The Paper Mill Owner, Mobile Energy, or any new owner of the Pulp Mill may, upon 30 days written notice to the other parties, begin providing or procuring for itself any Optional Common Service, including any outsourced Optional Common Service. The party providing its own service shall no longer be liable to Scott/Kimberly-Clark for the costs of the corresponding Optional Common Service and the fees payable under the Common Services Agreement will be adjusted in accordance with the terms thereof. Furthermore, Scott/Kimberly-Clark will not be required to provide Maintenance Training Services past January 1, 2000.

Facilities; Easements

All right, title and interest to the cafeteria, the compressed air facility, the maintenance training facility, certain medical facilities and certain common road and parking lots (the "Common Facilities") is vested solely in Scott/Kimberly-Clark except as otherwise set forth in the Easement Deeds. Scott/Kimberly-Clark expressly disclaims any warranty of title to or condition of the Common Facilities. All rights of ingress, egress and access necessary for the parties to perform their obligations under the Common Services Agreement are set forth in the Easement Deeds.

Payments

Within ten days after the last day of each month, Scott/Kimberly-Clark is required to deliver an invoice to each of the other parties setting forth each party's Common Services fees for the immediately preceding month as set forth in Schedule A to the Common Services Agreement. Each party is required to pay to Scott/Kimberly-Clark the amount due within 15 days of receipt of the invoice. In the case of any outsourced Common Service where the parties are not billed separately, Scott/Kimberly-Clark is required to forward the third-party invoice at least 10 business days before it is due (or as soon as possible) and the other parties are required to reimburse Scott/Kimberly-Clark for their share in accordance with the percentage allocation set forth in the second column of Schedule A to the Common Services Agreement at least two business days before payment is due to the third party. Overdue charges assessed by a third-party provider shall be paid by the party whose late payment caused such charges.

    The Common Services fees and the allocations thereof set forth in Schedule A to the Common Services Agreement are required to be adjusted immediately to account for Scott/Kimberly-Clark outsourcing any Common Service and a party's termination of a Common Service as to itself. The parties also are required to review the Common Services fees and allocations at the beginning of each year to account for changes in the cost of complying with any law affecting the providing of a Common Service, changes to the nature of a Common Service, and reasonably anticipated changes, based on experience or expected developments, in Scott/Kimberly-Clark's cost of providing any Common Service.

Future Transfer of the Pulp Mill and/or the Tissue Mill

Until such time as Scott/Kimberly-Clark may choose to sell or otherwise transfer the Pulp Mill, the Common Services fee allocated to the Pulp Mill pursuant to Schedule A to the Common Services Agreement will be for the account of Scott/Kimberly-Clark. Following such transfer, the new owner of the Pulp Mill will become a party to the Common Services Agreement and will assume the rights and obligations of Scott/Kimberly-Clark in its capacity as the Pulp Mill Owner.

    The Common Services Agreement provides that if Scott/Kimberly-Clark chooses to sell or otherwise transfer the Tissue Mill, the new owner of the Tissue Mill will be required to assume all rights and obligations of Scott/Kimberly-Clark in its capacity as the Tissue Mill Owner under the Common Services Agreement.

Standard of Service

Except as set forth in certain sections of the Common Services Agreement, none of the parties makes any warranty or covenant with respect to the level or extent of services performed by such party or by any third party engaged by such party under the Common Services Agreement.

Miscellaneous Provisions

Each party to the Common Services Agreement has agreed to indemnify, defend and hold harmless each other party from and against any losses incurred by an indemnified party due to or resulting from (i) the indemnified party's performance of any action or service to be performed for the indemnifying party pursuant to the Common Services Agreement in the absence of any gross negligence or willful misconduct on the part of the indemnified party, (ii) the gross negligence or willful misconduct of the indemnifying party or (iii) the breach by an indemnifying party of any of its representations or warranties contained in the Common Service Agreement.

    The Common Services Agreement provides that no party will be liable for any incidental, special or consequential damages or for punitive or exemplary damages, provided that the foregoing limitation shall not limit any party's obligation to indemnify the other parties for any losses occasioned by third party claims against the indemnified party.

    The provisions of the Master Operating Agreement apply with respect to the determination of, response to and obligations arising out of any Force Majeure Event.

    Each party may assign or transfer its rights and obligations under the Common Services Agreement only in accordance with the Master Operating Agreement's assignment provisions. Upon the transfer or sale of one of the Mills or the Energy Complex, the assignment by the transferring party of its rights and obligations under the Common Services Agreement corresponding to the portion of the transferring party's interest in the Mill or Energy Complex being transferred and the written assumption of such rights and obligations by the transferee releases the transferring party from all obligations so assigned and assumed.

    The Common Services Agreement states that it is governed by the laws of the State of New York.

                              Transition Agreement

Mobile Energy and Scott/Kimberly-Clark are party to a Transition Agreement (including any amendments thereto, the "Transition Agreement") which requires Scott/Kimberly-Clark to provide certain services to the Energy Complex after the Acquisition Closing Date in the same manner in which Scott provided such services to the Energy Complex before the Acquisition Closing Date.

Spare Parts Services

In conjunction with the Acquisition, Scott sold to Mobile Energy certain spare parts used in connection with the Energy Complex ("Dedicated Consumables") for approximately $2,400,000. During a period which will expire at the earlier of the time when Mobile Energy begins to operate its own warehouse for the Energy Complex or April 16, 1996, (the "Pre-Warehouse Period") Scott/Kimberly-Clark will store and manage the Dedicated Consumables for the benefit of Mobile Energy. Mobile Energy may also reorder Dedicated Consumables and cause Scott/Kimberly-Clark to store and manage such reordered Dedicated Consumables. Scott/Kimberly-Clark is obligated to deliver any Dedicated Consumable stored in the warehouse to Mobile Energy at Mobile Energy's direction, provided that Scott/Kimberly-Clark will not incur any liability (other than for gross negligence or willful misconduct) to Mobile Energy for failure to deliver a requested Dedicated Consumable if it is not in fact in the inventory regardless of whether it is on an inventory list. To ensure the accuracy of any inventory list, Mobile Energy is entitled, from time to time, to inspect the inventory against the inventory list maintained by Scott/Kimberly-Clark. Mobile Energy shall pay a five percent handling fee on each delivered Dedicated Consumable. At the end of the Pre-Warehouse Period, Scott/Kimberly-Clark shall deliver to Mobile Energy all Dedicated Consumables remaining in its warehouse.

    In addition, Scott/Kimberly-Clark may, at Mobile Energy's request, sell to Mobile Energy any common spare part in Scott/Kimberly-Clark's warehouse at a price equal to Scott/Kimberly-Clark's invoice cost plus taxes, freight and an 18% handling fee.

Other Services

Other services covered by the Transition Agreement include software services, PBX services and telephone services, each of which is provided by Scott/Kimberly-Clark to Mobile Energy for some period following the Acquisition Closing Date at the prices provided in the Transition Agreement. In addition, the Transition Agreement permits Mobile Energy to use certain maintenance facilities and two-way radio station facilities for some time period following the Acquisition at the prices provided in the Transition Agreement.

Miscellaneous Provisions

Mobile Energy is required to pay any invoice received from Scott/Kimberly-Clark under the Transition Agreement within fifteen days of receipt. However, for any service provided to Mobile Energy under the Transition Agreement for which Scott/Kimberly-Clark receives an invoice from a third party on behalf of Mobile Energy, Scott/Kimberly-Clark is required to forward the invoice to Mobile Energy at least 10 business days before it is due, and Mobile Energy is obligated to pay Scott/Kimberly-Clark the amount Mobile Energy owes at least two business days before it is due.

    Neither Scott/Kimberly-Clark nor Mobile Energy makes any representations or warranties by virtue of the Transition Agreement or with respect to the goods and services to be provided under the Transition Agreement.

    Upon written notice to Mobile Energy, Scott/Kimberly-Clark may, in connection with the sale or transfer of a Mill, assign any of its rights, duties or obligations under the Transition Agreement to the Tissue Mill Owner or the Pulp Mill Owner, as appropriate, provided, however, that such assignee is capable of providing the service so assigned in the same manner as Scott/Kimberly-Clark has provided such service. Upon such assignment, Scott/Kimberly-Clark shall thereafter be released of any obligation with respect to the service so assigned for events occurring after the assignment.

    Each of Scott/Kimberly-Clark and Mobile Energy has agreed to indemnify and hold harmless the other party from all damages incurred by either indemnified party arising from any acts of negligence or willful misconduct by such indemnifying party with respect to the indemnifying party's performance of its obligations under the Transition Agreement. However, Scott/Kimberly-Clark will have no liability arising from any third party's performance of or failure to perform any services under the Transition Agreement. Finally, the Transition Agreement provides that neither party will be liable for any indirect, special or consequential damages arising under the Transition Agreement or from the performance of or the failure to perform any service under the Transition Agreement.

    The Transition Agreement states that it is governed by the laws of the State of New York.

                Water Procurement and Effluent Services Agreement

Mobile Energy and the Mill Owners are party to the Water Agreement which, among other things, defines and allocates among the Mill Owners and Mobile Energy certain rights and obligations relating to water usage and procurement and the provision of water treatment-related utilities and services, including waste water treatment services. The term of the Water Agreement commenced on the Acquisition Closing Date and will terminate with respect to each party when such party is no longer a party to the Master Operating Agreement.

    Pursuant to the Water Agreement, Mobile Energy has appointed the Pulp Mill Owner as its agent for purposes of (1) procurement and treatment of process water and (2) procurement and supply of potable water, sanitary sewer service and water for fire protection. The Pulp Mill Owner has also agreed to accept waste water effluent from each of the Mills and the Energy Complex, so long as the effluent meets certain specifications, caps and prohibitions set forth in the Water Agreement, the State Indirect Discharge Permits ("SID Permits"), as applicable, and in any other applicable Governmental Rule, and which is discharged in accordance with those certain Rules Governing Discharge to the Waste Water Treatment Plant (the "Rules Governing Discharge"). The Pulp Mill Owner will treat such effluent in its Waste Water Treatment Plant for discharge in accordance with the terms of its NPDES permit.

    If reasonably possible and consistent with its NPDES permit and other requirements of law, the Pulp Mill Owner is required to accept and treat effluent from any of the Mills or the Energy Complex which does not comply with applicable specifications. In the event of a noncomplying discharge, however, the Pulp Mill Owner may undertake one or more of the following actions: (1) prohibit the discharge after reasonable notice and opportunity to cure; (2) impose additional reasonable discharge conditions; (3) require reasonably necessary pretreatment; (4) require reasonably necessary control over the quality, quantities and rates of discharges to the Waste Water Treatment Plant; or (5) require payment by the noncomplying discharger of the Pulp Mill Owner's reasonable additional costs associated with the noncomplying discharge.

    The Pulp Mill Owner may modify the discharge specifications or prohibitions set forth in the Water Agreement and the Rules Governing Discharge as reasonably required to maintain compliance with its NPDES permit or other Governmental Rule or as reasonably required by the capability of its Waste Water Treatment Plant.

    The Pulp Mill Owner is required to provide each of the other Mill Owners and Mobile Energy a monthly invoice for the services provided during the preceding month. The current pro-rata shares of the parties for purposes of the Water Agreement are as follows:

     Pulp Mill.................................  44.4%
     Tissue Mill...............................  24.4%
     Paper Mill................................  21.8%
     Energy Complex............................   9.4%

    Pro-rata shares are based upon, and may be adjusted annually by the Pulp Mill Owner in accordance with changes in, percentage of total site process water usage by the Mill Owners and actual effluent discharges by Mobile Energy.

    Each party to the Water Agreement has agreed to indemnify each other for damages (excluding consequential damages) to the extent that they result from such party's acts or omissions in connection with the Water Agreement or the services used or provided thereunder.

                          Boiler Ash Disposal Agreement

Mobile Energy and the Pulp Mill Owner are party to the Ash Agreement, which, among other things, provides for the collection and disposal of boiler ash produced as a waste product by the operation of the Energy Complex ("Boiler Ash").

Term

The term of the Ash Agreement commenced on the Acquisition Closing Date and, except as provided below, will terminate when either the Pulp Mill Owner or Mobile Energy is no longer party to the Master Operating Agreement. The term of the Ash Agreement will automatically extend to coincide with any extension(s) of the Master Operating Agreement to which both the Pulp Mill Owner and Mobile Energy are parties. Mobile Energy may terminate the Ash Agreement upon 30 days prior written notice, if Mobile Energy reasonably believes that continuation of the services provided for under the Ash Agreement would make Mobile Energy liable for Environmental Claims or Environmental Expenses, and Mobile Energy may terminate the Ash Agreement for any other reason upon 180 days prior written notice.

Boiler Ash Service

The Pulp Mill Owner is required to provide the Energy Complex with services consisting of (1) the removal of Boiler Ash from the Energy Complex, (2) transportation or arrangement for the transportation of Boiler Ash, and (3) disposal of or arrangement for the disposal of Boiler Ash (collectively, "Boiler Ash Service"). The Pulp Mill Owner is required to (i) transport and dispose, or arrange for the transportation and disposal, of Boiler Ash in the same manner and at the same disposal facility that the Pulp Mill Owner uses for the solid waste streams resulting from the operation of the Pulp Mill or (ii) give or sell Boiler Ash for use as a soil amendment aid, an additive for concrete or for another beneficial re-use, and, in either case, to take into account all applicable Governmental Rules.

    As reflected in the Ash Agreement, the Pulp Mill Owner has chosen and intends, for approximately the first five years of the term of the Ash Agreement, to dispose of Boiler Ash in the Jackson Lott Road landfill (the "Lott Road Landfill") and thereafter at another facility or facilities of the Pulp Mill Owner's choice. The Pulp Mill Owner is required to notify and consult with Mobile Energy prior to using any facility other than the Lott Road landfill for the disposal of Boiler Ash. The Pulp Mill Owner's obligations under the Ash Agreement, however, are not conditioned on the availability of the Lott Road Landfill.

Boiler Ash From Approved Fuels

Except as provided below, the Pulp Mill Owner is required to provide Mobile Energy with Boiler Ash Service only with respect to Boiler Ash resulting from the use of Approved Fuels (as defined below). Such fuels are defined by agreement of the parties to be (i) natural gas; (ii) wood waste (biomass); (iii) Pulp Mill sludge; (iv) coal with average sulfur content not to exceed 1.1%; (v) black liquor; and (vi) fuel oil with a sulfur content not to exceed 1.1% (such fuels constituting "Approved Fuels"). The Pulp Mill Owner is not obligated to provide Boiler Ash Service with respect to Boiler Ash resulting from use of an Approved Fuel, if as a result of a Change of Law, such Boiler Ash is deemed hazardous waste under federal or state law ("Hazardous Waste"), in which case, Mobile Energy shall be responsible for arranging for removal, transport and disposal of such Boiler Ash. However, the Pulp Mill Owner is obligated to continue to provide Boiler Ash Service to Mobile Energy if the Boiler Ash is deemed to be a Hazardous Waste as a result of the Energy Complex's use of a Mill Product. There can be no assurance that changes in existing laws or regulations on Hazardous Waste will not occur in the future, or that other changes in existing laws or regulations that also could have a material adverse effect on Mobile Energy will not occur in the future.

Boiler Ash From Other Than Approved Fuels

Except as provided above, Mobile Energy is prohibited from using any fuel in the operation of the Energy Complex that results in Boiler Ash that is deemed a Hazardous Waste, or that fails to satisfy the Alabama Department of Agriculture and Industry's requirements for bioash to be licensed as a soil amendment aid. Mobile Energy is to obtain the Pulp Mill Owner's permission prior to using any fuel other than an Approved Fuel in the operation of the Energy Complex, which permission may not to be unreasonably withheld.

Service Charge, Billing and Recoupment

If the Pulp Mill Owner disposes of Boiler Ash at a facility owned and operated by a third party, the Pulp Mill Owner will charge Mobile Energy for Boiler Ash Service by computing the percentage by volume or weight, in accordance with the disposal facility's basis for determining charges, that Boiler Ash constitutes of the total volume or weight, as the case may be, of waste disposed of by the Pulp Mill Owner and by charging Mobile Energy for that percentage of the Pulp Mill Owner's total cost of removing, transporting, and disposing of Pulp Mill waste and Boiler Ash. If the Pulp Mill Owner disposes of Boiler Ash at a facility owned or operated by itself or an Affiliate, the Pulp Mill Owner will charge Mobile Energy for Boiler Ash Service by computing the percentage by volume or weight, as the case may be, that Boiler Ash constitutes of the total volume or weight, whichever is less, of waste disposed of by the Pulp Mill Owner and by charging Mobile Energy for that percentage of the Pulp Mill Owner's total cost of removing, transporting, and disposing of Pulp Mill waste and Boiler Ash. Mobile Energy may recoup the amount it is charged for Boiler Ash Service under the Ash Agreement by allocating its charges among the Pulp Mill Owner, the Paper Mill Owner, and the Tissue Mill Owner pursuant to the terms of the Master Operating Agreement.

Indemnification and Limitation of Liability

Mobile Energy and the Pulp Mill Owner have agreed to indemnify, defend and hold harmless each other against all penalties, losses, claims and damages resulting, in whole or in part, from such party's acts or omissions in connection with the Ash Agreement or the services used or provided thereunder. Mobile Energy is not obligated to indemnify the Pulp Mill Owner in the case of Boiler Ash that is deemed a Hazardous Waste as a result of the use by the Energy Complex of a Mill Product. Additionally, the Ash Agreement obligates the parties to consult and cooperate with each other regarding notice of, response to and defense of any claim that may result in a claim for indemnification under the Ash Agreement.

    If the Pulp Mill fails to provide Mobile Energy with Boiler Ash Service required by the Ash Agreement, Mobile Energy will be entitled solely to indemnification and to compensation for the reasonable actual costs incurred by Mobile Energy to secure such service from another source, unless such failure is excused pursuant to the terms of the Ash Agreement. Notwithstanding the foregoing, if the Pulp Mill Owner fails to provide Boiler Ash Service, Mobile Energy's rights and obligations under the Energy Services Agreements and the Master Operating Agreement will be governed by the provisions of the Master Operating Agreement described above under "-Energy Services Agreements and Master Operating Agreement-Mobile Energy's Supply Obligations in the Event of a Mill Product Shortfall."

    Under the Ash Agreement, Mobile Energy and the Pulp Mill Owner are liable only for direct damages and penalties, and not for claims of non-party customers, cost of money, loss of profits, loss of use of capital or revenue or any other incidental, special or consequential loss or damage of any nature.

    Mobile Energy and the Pulp Mill Owner have agreed that, notwithstanding any other provision of the Ash Agreement, any claim for indemnification by either Mobile Energy or the Pulp Mill Owner with respect to any Environmental Claims or Environmental Expenses arising out of any Environmental Noncompliance or Environmental Condition will be governed by the provisions of the Pulp Mill Environmental Indemnity Agreement.

    All disputes arising under this Agreement are required to be handled in accordance with the procedures for dispute resolution provided in the Master Operating Agreement.

    The Ash Agreement states that it is governed by the laws of the State of New York, except that federal law, Alabama law or the law of any other applicable state, as applicable, is stated to govern as to compliance with permits and other Governmental Rules.

                     Mill Environmental Indemnity Agreements

Mobile Energy is a party to agreements with each of the Pulp Mill Owner (including any amendments thereto, the "Pulp Mill Environmental Indemnity Agreement"), the Tissue Mill Owner (including any amendments thereto, the "Tissue Mill Environmental Indemnity Agreement") and the Paper Mill Owner (including any amendments thereto, the "Paper Mill Environmental Indemnity Agreement"), pursuant to which Mobile Energy and the applicable Mill Owner are required to indemnify each other for certain specified environmental claims relating to certain environmental conditions, if and when any such claims arise.

Environmental Covenants

Mobile Energy has agreed not to cause, or suffer the existence of, any Environmental Conditions or Environmental Noncompliances at the Energy Complex that could reasonably be expected to lead to any material Environmental Claim or Environmental Expense asserted against, or incurred by, a Mill Owner or its Affiliates. Similarly, each Mill Owner has agreed not to cause, or suffer the existence of, any Environmental Conditions or Environmental Noncompliances at its Mill that could reasonably be expected to lead to any material Environmental Claim or Environmental Expense asserted against, or incurred by, Mobile Energy or its Affiliates.

Environmental Indemnification by Mill Owners and Mobile Energy

Each Mill Owner is required to indemnify, defend and hold harmless Mobile Energy, its Affiliates, and its and their respective officers, directors, agents, attorneys and employees from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or reasonably incurred by, such indemnified party, in connection with (1) breaches by such Mill Owner of any representations and warranties, covenants or other obligations in its Energy Services Agreement or the Master Operating Agreement, or (2) any Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities, or Environmental Noncompliances located at or otherwise relating to its Mill or associated facilities, to the extent arising out of facts or circumstances that occur or come into existence after December 12, 1994 (including without limitation (in the case of the Pulp Mill Owner) any Environmental Condition or Environmental Noncompliance associated with the present or future use of the two underground fuel-oil storage tanks owned by Scott/Kimberly-Clark and located on Lot 7). If any Mill Owner sells its Mill, such Mill Owner will retain all of its obligations and liabilities under its Mill Environmental Indemnity Agreement arising out of any facts or circumstances existing as of or prior to the date of any such sale (whether known at the time of any such sale or thereafter discovered as having existed as of the date thereof), and the party to whom such Mill Owner sells its Mill will be required to assume all obligations and liabilities of such Mill Owner arising out of facts or circumstances that occur or come into existence after the date of any such sale.

    Mobile Energy is required to indemnify, defend and hold harmless each Mill Owner, its Affiliates, and its and their respective officers, directors, agents, attorneys and employees from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or reasonably incurred by, any of such indemnified parties, in connection with (1) breaches by Mobile Energy of any representations and warranties, covenants or other obligations of Mobile Energy in any Energy Services Agreement or the Master Operating Agreement, or (2) any Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities, or Environmental Noncompliances located at or otherwise relating to the Energy Complex, to the extent arising out of facts or circumstances that occur or come into existence after December 12, 1994. If any Mill Owner sells its Mill, such Mill Owner will retain all rights of such Mill Owner arising out of any facts or circumstances existing as of or prior to the date of any such sale (whether known at the time of any such sale or thereafter discovered as having existed as of the date thereof), and the party to whom the Mill Owner sells its Mill will, upon the assumption of the relevant Mill Environmental Indemnity Agreement by such party, assume all rights of such Mill Owner arising out of facts or circumstances that occur or come into existence after the date of any such sale.

    If any Environmental Claims or Environmental Expenses arise, directly or indirectly, in whole or in part, out of the joint or concurrent negligence of a Mill Owner and Mobile Energy, or their respective Affiliates, officers, directors, agents, attorneys or employees, each party's liability therefor will be limited to such party's proportionate degree of fault. The Mill Environmental Indemnity Agreements provide that Mobile Energy and each of the Mill Owners will only be liable for direct damages, not for claims of non-party customers, cost of money, loss of profits, loss of use of capital or revenue or any other incidental, special or consequential loss or damage of any nature, or for punitive or exemplary damages.

             Scott/Kimberly-Clark Environmental Indemnity Agreement

Mobile Energy and Scott/Kimberly-Clark are party to an environmental indemnity agreement (including any amendments thereto, the "Scott/Kimberly-Clark Environmental Indemnity Agreement"), pursuant to which Scott/Kimberly-Clark is required to indemnify Mobile Energy for certain specified Environmental Claims relating to certain Environmental Conditions, if and when any such claims arise.

Environmental Indemnification by Scott/Kimberly-Clark

Scott/Kimberly-Clark is required to indemnify, defend and hold harmless Mobile Energy Indemnified Parties from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or incurred by, such Mobile Energy Indemnified Parties, in connection with (1) breaches of any Scott/Kimberly-Clark representations and warranties, or other provisions of the Asset Purchase Agreement, relating to or otherwise concerning Environmental Conditions or Environmental Noncompliances relating to the Mills or Energy Complex, or (2) any (a) Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities or (b) Environmental Noncompliances (each with respect to applicable Governmental Rules in effect as of December 12, 1994) located at or otherwise relating to the Mills or the Energy Complex, or associated facilities, to the extent arising out of any facts or circumstances existing as of or prior to December 12, 1994.

    Scott/Kimberly-Clark is liable only for direct damages, not for claims of non-party customers, cost of money, loss of profits, loss of use of capital or revenue or any other incidental, special or consequential loss or damage.

Employee Transition Agreement

All of the personnel who work at the Energy Complex are currently employed by Southern Electric. Most of these employees worked for Scott at the Energy Complex prior to the Acquisition. Pursuant to an agreement (the "Employee Transition Agreement") entered into by Southern Electric, Mobile Energy and Scott concurrently with the Acquisition, Southern Electric agreed to recognize United Paperworkers International Union Local 423 and 1421 (the "UPIU") and International Brotherhood of Electrical Workers Local 2129 (the "IBEW") as the authorized collective bargaining agents for certain hourly Energy Complex workers and agreed to continue in substantial and material part the terms and conditions set forth in the collective bargaining agreements in effect between Scott and each of the UPIU and the IBEW immediately prior to the Acquisition.

Item 2.   PROPERTIES

The Energy Complex is located at the Mobile facility on property leased by Scott/Kimberly-Clark to Mobile Energy in accordance with the terms of the Direct Lease and the Supplementary Lease. The Energy Complex is comprised of three power boilers (commonly referred to as the "Number 5 Power Boiler," the Number 6 Power Boiler," and the "Number 7 Power Boiler"), two recovery boilers (commonly referred to as the "Number 7 Recovery Boiler" and the "Number 8 Recovery Boiler"), three turbine generators, two black liquor evaporator sets, and associated feedwater systems, air emissions controls, and other auxiliary systems. These facilities are located in two separate power houses, known as the north power house and the south power house, on approximately 11 acres leased from Scott/Kimberly-Clark at the Mobile Facility. All of the liquor processing, substantially all of the power processing and most of the steam processing conducted at the Mobile Facility occur at the north power house. The major components of the north power house were constructed in 1984 and 1985, and an addition to the north power house facilities was completed in 1994. The major components of the south power house were constructed between 1960 and 1963. The combined facilities currently are designed to produce approximately 111 MW (gross) of electricity and approximately 2,100,000 lbs/hr of steam. In addition, the Energy Complex currently is designed to process up to approximately 6,350,000 lbs/day of virgin dry black liquor solids.

     Although a majority of the components of the Energy Complex have an operating history ranging from 10 to 30 years, certain components (including a recovery boiler and an evaporator train that were completed in early 1994) have a limited operating history. Moreover, although most of the personnel currently employed by Southern Electric to operate the Energy Complex were employed by Scott to operate the Energy Complex prior to the acquisition, the Energy Complex has been owned by Mobile Energy or its affiliates and has been operated as an independent business, and Southern Electric has employed the Energy Complex personnel and has dealt with the unions that represent many of such personnel, only since December 1994. In general, as with any sophisticated energy and recovery plant, operation of the Energy Complex involves many risks, including, among other things, the risk of equipment breakdown, failure or explosion. For example, recovery boilers such as those used at the Energy Complex may explode under certain circumstances, such as if the smelt at the bottom of the boilers comes into contact with water. The possibility also exists that the Energy Complex will perform below expected levels of output or efficiency, or that labor disputes or other events such as fires, hurricanes, floods, droughts, changes in law or acts of eminent domain will disrupt or disable Mobile Energy's operations. The occurrence of any such events could significantly increase the expenses of operating the Energy Complex, and have a material adverse effect on the financial condition of Mobile Energy. While Mobile Energy will maintain insurance to protect against certain of these operating risks, the proceeds of such insurance may not be sufficient to cover the Energy Complex's lost revenues or increased expenses.

Mortgage

     Mobile Energy and the IDB, as mortgagors, have entered into a Leasehold Mortgage, Assignment of Leases, Rents, Issues and Profits and Security Agreement and Fixture Filing dated as of August 1, 1995 (including any amendments thereto, the "Mortgage") and have granted to the Collateral Agent, as mortgagee, for the benefit of the Senior Secured Parties mortgages and security interests in all real property interests (including fee interests, easement interests and leasehold interests, if any) of Mobile Energy to the Energy Complex and the Easement Deeds and all fixtures, equipment and improvements thereon and personal property now owned or hereafter acquired.

     Pursuant to the terms of the Mortgage, if any event of default under the Intercreditor Agreement (a "Trigger Event") has occurred and is continuing and, except in the case of any such Trigger Event that shall have resulted from a Bankruptcy Event in respect of Mobile Energy or Holdings, the Collateral Agent shall have received from the requisite senior creditors the notice required by the Intercreditor Agreement, then, to the maximum extent permitted by law, the Collateral Agent may exercise any right, power or remedy permitted to it under the Mortgage and under certain other security documents or by law, and, without limiting the generality of the foregoing, the Collateral Agent may, personally or by its agents, to the maximum extent permitted by law, do any or all of the following:

     (a) without assuming liability for the performance of any of Mobile Energy's obligations, enter and take possession of the mortgaged property or any part thereof, exclude Mobile Energy and all persons claiming under Mobile Energy whose claims are junior to the Mortgage wholly or partly therefrom, and use, operate, manage and control the same either in the name of Mobile Energy or otherwise as the Collateral Agent shall deem best, and upon such entry, from time to time at the expense of Mobile Energy, make all such repairs, replacements, alterations, additions or improvements to the mortgaged property or any part thereof as the Collateral Agent may deem proper and, whether or not the Collateral Agent has so entered and taken possession of the mortgaged property or any part thereof, collect and receive all the rents and apply the same, to the extent permitted by law, to the payment of all expenses that the Collateral Agent may be authorized to make under the Mortgage, the remainder to be applied to the payment of the obligations secured by the Mortgage until the same shall have been repaid in full; if the Collateral Agent demands or attempts to take possession of the mortgaged property or any portion thereof in the proper exercise of any rights hereunder, Mobile Energy shall promptly turn over and deliver complete possession thereof to the Collateral Agent;

     (b)  with or without entry:
         (i) subject to applicable law, sell all or any part of the mortgaged property for cash at an auction or foreclosure sale held at such place or places and time and upon such notice and, otherwise in such manner as may be required by law, or in the absence of any such requirement, as the Collateral Agent (acting in accordance with an opinion of counsel upon which the Collateral Agent may conclusively rely) may deem appropriate, and from time to time adjourn any such sale by announcement at the time and place specified for such sale or for such adjourned sale without further notice, except as may be required by law;
        (ii) proceed to protect and enforce its rights under the Mortgage, by suit for specific performance of any covenant contained in the Mortgage or in certain other security documents or in aid of the execution of any power granted in the Mortgage or in the other security documents, or for the foreclosure of the Mortgage (as a mortgage or otherwise) and the sale for cash of the mortgaged property under the judgment or decree of a court of competent jurisdiction, or for the enforcement of any other right as the Collateral Agent (acting in accordance with an opinion of counsel upon which the Collateral Agent may conclusively rely) shall deem most effectual for such purpose; provided, however, that in the event of a sale, by foreclosure or otherwise, of less than all of the mortgaged property, the Mortgage shall continue as a lien on, and security interest in, the remaining portion of the mortgaged property, and the Collateral Agent shall not be obligated to sell upon credit unless the Collateral Agent shall have expressly consented in writing to a sale upon credit; or
         (iii) exercise any or all of the remedies available to a secured party under the Uniform Commercial Code; and

     (c) if a Trigger Event shall have occurred and be continuing and, except in the case of any such Trigger Event that shall have resulted from a Bankruptcy Event in respect of Mobile Energy or Holdings, the Collateral Agent shall have received notice from the requisite senior creditors under the Intercreditor Agreement, and the Collateral Agent shall have declared the obligations secured by the Mortgage to be immediately due and payable, or upon the actual or threatened waste to any part of the mortgaged property, the Collateral Agent, to the maximum extent permitted by law, shall be entitled to the appointment of a receiver of the mortgaged property, without notice or demand, and without regard to the adequacy of the security for the obligations secured by the Mortgage or the solvency of Mobile Energy. Notwithstanding the foregoing, if a Trigger Event shall have occurred and be continuing, and the Collateral Agent shall have received notice from the requisite senior creditors under the Intercreditor Agreement and in the event of threatened waste to any part of the mortgaged property (but not actual waste), the Collateral Agent shall provide notice to Mobile Energy of its intent to appoint a receiver and shall permit Mobile Energy a reasonable period of time to eliminate such threatened waste prior to the appointment of said receiver.

     Proceeds from the exercise of remedies will be applied in accordance with the Intercreditor Agreement.

Security Agreement

Mobile Energy has entered into the Security Agreement dated as of August 1, 1995 (including any amendments thereto the "Security Agreement") with the Collateral Agent for the benefit of the Senior Secured Parties providing for the granting of a security interest in all of Mobile Energy's personal property interests including, but not limited to, all contract rights, all equipment, receivables, insurance proceeds (other than those paid under third-party liability insurance), eminent domain proceeds, rights pursuant to any governmental approval (to the extent permitted by applicable law), patents and trademarks, and certain accounts. The Security Agreement does not provide for the granting of a security interest in Mobile Energy's rights under the Mill Owner Maintenance Reserve Account and monies on deposit therein.

     Pursuant to the terms of the Security Agreement, the Collateral Agent may, upon the occurrence of a Trigger Event and satisfaction of certain conditions contained in the Intercreditor Agreement, take possession of all of the foregoing capital, which also secures the Working Capital Facility.

     Proceeds from the exercise of remedies will be applied in accordance with the Intercreditor Agreement.

The Tax-Exempt Bonds

In December 1983, the IDB issued tax-exempt bonds (the "1983 Tax-Exempt Bonds") to finance the construction of the Number 7 Power Boiler and certain auxiliary systems, which are "solid waste disposal facilities" as such term is defined in the Internal Revenue Code and the regulations promulgated thereunder (the "Solid Waste Disposal Facilities"). In December 1984, the IDB issued tax-exempt bonds (the "1984 Tax-Exempt Bonds") to refund the 1983 Tax-Exempt Bonds. The Solid Waste Disposal Facilities are located on the land on which the north power house is situated, which is owned by Scott/Kimberly-Clark and leased by Scott/Kimberly-Clark to the IDB pursuant to the Scott-IDB lease and leased back to Scott/Kimberly-Clark pursuant to the IDB-Scott Sublease. The IDB held, and continues to hold, title to the Solid Waste Disposal Facilities. In December 1984, the IDB leased the Solid Waste Disposal Facilities to Scott pursuant to the IDB-Scott Sublease (so named because the lease of the Solid Waste Disposal

Facilities to Scott was made pursuant to the same agreement by which the real property on which the north power house is situated was subleased by the IDB to Scott). Pursuant to a Lease Assignment and Assumption Agreement dated as of December 12, 1994 between Scott and Holdings (the "Lease Assignment and Assumption Agreement"), Scott assigned to Holdings all of Scott's right, title and interest in and to the IDB-Scott Sublease and the Solid Waste Disposal Facilities, and Holdings assumed all of Scott's obligations arising after the Acquisition Closing Date under the IDB-Scott Sublease (although Scott remained liable to the IDB under the IDB-Scott Sublease). Holdings subsequently assigned to Mobile Energy all of Holdings' rights and obligations under the IDB-Scott Sublease.

     In August 1995, the Tax-Exempt Bonds were issued by the IDB under an Amended and Restated Trust Indenture dated as of August 1, 1995 (the "Tax-Exempt Indenture") between the IDB and First Union National Bank of Georgia, as trustee (the "Tax-Exempt Trustee"). The proceeds of the offering of the Tax-Exempt Bonds were used to refund the 1984 Tax-Exempt Bonds.

     Concurrently with the issuance of the Tax-Exempt Bonds, the IDB released Scott from liability under the IDB-Scott Sublease and the IDB and Mobile Energy entered into an Amended and Restated Lease and Agreement with respect to the Solid Waste Disposal Facilities (the "IDB Lease Agreement"). The IDB Lease Agreement grants Mobile Energy the right to purchase the Solid Waste Disposal Facilities for $10 upon the expiration thereof. Mobile Energy's obligations under the IDB Lease Agreement are unconditionally guaranteed by Holdings (the "IDB Lease Agreement Guaranty").

     Also in August 1995, Mobile Energy, the IDB, the Tax-Exempt Trustee and the Collateral Agent entered into the Recognition, Cooperation and Consent Agreement dated as of August 1, 1995 (the "Tax-Exempt Bonds Recognition Agreement") pursuant to which the IDB will, among other things, (i) consent to the assignment and grant of a security interest by Mobile Energy pursuant to certain security documents in all of Mobile Energy's rights in the Energy Complex and the IDB Lease Agreement, (ii) in the event of a filing of a bankruptcy petition by or against Scott/Kimberly-Clark under Chapter 7 or 11 of the Bankruptcy Code, and the election by Scott/Kimberly-Clark to reject the Scott-IDB Lease, upon the written request of Mobile Energy and at Mobile Energy's expense, exercise its rights under Section 365(h) of the Bankruptcy Code to retain its rights under the Scott-IDB Lease (including, without limitation, rights relating to the amount of timing of payment of rent and other amounts payable by it thereunder and any right of use, possession, quiet enjoyment, subletting, assignment or hypothecation) that are in or appurtenant to the real property covered thereby for the balance of the term of the Scott-IDB Lease and for any renewal or extension thereof to the extent that such rights are enforceable under applicable non-bankruptcy law, and (iii) if, for any reason (other than following Mobile Energy's payment in full of the Tax-Exempt Bonds and the exercise by Mobile Energy of its purchase option under the IDB Lease Agreement), the IDB fails or is otherwise unable to continue to have the right to sublease Lot 9 to Mobile Energy pursuant to the IDB Lease Agreement (whether by bankruptcy court order that Section 365(h) of the Bankruptcy Code is not applicable or otherwise), or upon any termination of the IDB Lease Agreement, upon the written request of Mobile Energy and at Mobile Energy's expense, lease the Solid Waste Disposal Facilities to Mobile Energy directly pursuant to a separate lease (with Mobile Energy agreeing to make the same rental payments to the IDB as Mobile Energy would have otherwise been obligated to make under the IDB Lease Agreement).

The Mixed-Use Bonds

In December 1984, the IDB issued a total of $172,000,000 in aggregate principle amount of taxable Industrial Development Revenue Bonds due December 1, 2019 (the "Mixed-Use Bonds") to finance the acquisition of certain facilities at the Energy Complex (the "Energy Complex Equipment") and at the Pulp Mill. The IDB holds title to the financed facilities (including the Energy Complex Equipment) and leases them to Scott/Kimberly-Clark pursuant to a Facilities Lease and Agreement dated as of December 1, 1984 (as amended, the "Facilities Lease and Agreement"). The Energy Complex Equipment is located on the land on which the north power house is situated. The term of the Facilities Lease and Agreement is coextensive with the term of the Mixed-Use Bonds. Scott/Kimberly-Clark's rent payment obligations under the Facilities Lease and Agreement are calculated to pay all principal and interest on the Mixed-Use Bonds. Scott/Kimberly-Clark has an option to purchase the Energy Complex Equipment at the end of the lease term for $10. The Mixed-Use Bonds are secured by a security interest in all of the IDB's right, title and interest in and to the Facilities Lease and Agreement and all revenues accruing to the IDB thereunder. The Mixed-Use Bonds finance facilities that are not entitled to tax-exempt treatment under the Internal Revenue Code. However, the financing of these facilities (as well as the facilities purchased with the Environmental Bonds and the 1994 Bonds (each as defined below)) by the IDB were structured in order to entitle such facilities to exemption from sales and property taxation. The Mixed-Use Bonds are held by Three Rivers Timber Company, a wholly owned subsidiary of Scott/Kimberly-Clark (the "Scott Subsidiary").

     Pursuant to a Sublease and Assignment Agreement dated as of December 12, 1994 (the "Sublease and Assignment Agreement"), Scott, in return for a lump-sum payment by Holdings to Scott on the Acquisition Closing Date, (i) subleased to Holdings the Energy Complex Equipment and (ii) assigned to Holdings its right to purchase the Energy Complex Equipment from the IDB at the expiration of the Facilities Lease and Agreement. Scott and Holdings also agreed to indemnify each other for certain losses that may be incurred in connection with the Mixed-Use Bonds, the Energy Complex Equipment or the Sublease and Assignment Agreement. The Scott Subsidiary, the holder of the Mixed-Use Bonds, has delivered to Holdings an agreement (the "Estoppel and Nondisturbance Agreement") pursuant to which, among other things, the Scott Subsidiary has agreed (i) to look solely to rent paid by Scott/Kimberly-Clark under the Facilities Lease and Agreement for payments due in respect of the Mixed-Use Bonds and not to seek to recover any such amounts from Holdings or any successor as sublessee or owner of the Energy Complex Equipment, (ii) at no time to seek to take possession of, impose a lien on, or interfere with the use or possession of the Energy Complex Equipment and
(iii) not to sell the Mixed-Use Bonds without Holdings' prior written consent. Holdings assigned to Mobile Energy all of Holdings' rights to sublease and to purchase the Energy Complex Equipment and all of its rights under the Estoppel and Nondisturbance Agreement.

     In order to secure Mobile Energy's right to acquire the Energy Complex Equipment upon the expiration of the Facilities Lease and Agreement, Scott/Kimberly-Clark has granted to Mobile Energy a security interest in all of Scott/Kimberly-Clark's right, title and interest in the Energy Complex Equipment and in the Facilities Lease and Agreement as it relates to the Energy Complex Equipment. In addition, in August 1995 Mobile Energy, the IDB, AmSouth Bank of Alabama, the Collateral Agent and the Scott Subsidiary entered into the Recognition, Cooperation and Consent Agreement (the "Mixed-Use Bonds Recognition Agreement")pursuant to which the IDB has agreed (with the consent of the Scott Subsidiary and the trustee under the indenture for the Mixed-Use Bonds) that in the event that the Facilities Lease and Agreement is rejected by Scott/Kimberly-Clark or otherwise terminated for any reason it will either (i) lease the Energy Complex Equipment directly to Mobile Energy for nominal consideration pursuant to a new facilities lease and agreement for a term equal to the term of the Facilities Lease and Agreement (with an option of Mobile Energy to purchase the Energy Complex Equipment at the end of the lease term for $10) or (ii) sell the Energy Complex Equipment to Mobile Energy for nominal consideration.

The Environmental Bonds

Between 1973 and 1980, the IDB issued four series of 30-year bonds having an aggregate principal amount of $24,000,000 (the "Environmental Bonds") to finance the purchase of certain pollution control equipment at the Energy Complex (the "Energy Complex Pollution Control Equipment") and the Mills. Approximately $21,385,000 in principal amount of the Environmental Bonds are still outstanding. Title to the pollution control equipment is held by the IDB but the equipment is subject to sale to Scott/Kimberly-Clark pursuant to two Construction, Financing and Installment Sale Agreements (as supplemented, the "Installment Sale Agreements"). The Installment Sale Agreements give Scott/Kimberly-Clark sole use and exclusive possession of the pollution control equipment and provide that Scott/Kimberly-Clark is purchasing the equipment through fixed installment payments that, in sum, equal the principal and interest due on the applicable Environmental Bonds. When the applicable bonds have been fully redeemed, the IDB is to transfer to Scott/Kimberly-Clark title to the applicable equipment. The bonds of each series are secured by the money payable by Scott/Kimberly-Clark to the IDB under the corresponding Installment Sale Agreement.

     A substantial portion of the Energy Complex Pollution Control Equipment financed with the Environmental Bonds is no longer in operation.

     Pursuant to two separate Lease and Assignment Agreements, each dated as of December 12, 1994 (collectively, the "Lease and Assignment Agreements"), Scott, in return for a lump-sum payment, (i) leased to Holdings the Energy Complex Pollution Control Equipment and (ii) assigned to Holdings its right and interest in and to the Energy Complex Pollution Control Equipment arising under the Installment Sale Agreements, including its right to receive instruments of conveyance from the IDB pursuant to the Installment Sale Agreements, and Holdings assumed certain obligations of Scott under the Installment Sale Agreements. Scott and Holdings also agreed to indemnify each other for certain losses that may be incurred in connection with the Environmental Bonds, the Energy Complex Pollution Control Equipment and the Lease and Assignment Agreements. Holdings subsequently assigned to Mobile Energy all of Holdings' rights and obligations under the Lease and Assignment Agreements.

     In order to secure Mobile Energy's rights to become the owner of the Energy Complex Pollution Control Equipment at the end of the terms of the respective Installment Sale Agreements, Scott/Kimberly-Clark has granted to Mobile Energy a security interest in all of Scott/Kimberly-Clark's rights in the Energy Complex Pollution Control Equipment and in the Installment Sale Agreements as it relates to the Energy Complex Pollution Control Equipment.

The 1994 Bonds

The construction of the Number 8 Recovery Boiler and related facilities (the "Number 8 Recovery Boiler Facilities), which began operation in 1994, was financed by Scott and the IDB through the issuance of $117,000,000 principal amount of Industrial Development Revenue Bonds (Scott Paper Recovery Boiler Project) 1994 Series A (the "1994 Bonds") due December 1, 2014. The structure of the 1994 Bonds transaction is similar to that for the Mixed-Use Bonds. The IDB holds title to the Number 8 Recovery Boiler Facilities and, prior to the Acquisition, leased it to Scott pursuant to a Recovery Boiler Lease and Agreement dated as of December 1, 1994 (the "Recovery Boiler Lease and Agreement"). The 1994 Bonds were purchased by the Scott Subsidiary. The Recovery Boiler Lease and Agreement gives Scott/Kimberly-Clark the right to purchase the Number 8 Recovery Boiler Facilities at the expiration of the lease term for $10 (or earlier upon the payment of $10 plus an amount equal to all principal, premium, if any, and interest payable or to be payable with respect to all outstanding 1994 Bonds).

     Pursuant to a Lease Assignment and Assumption Agreement, dated as of December 12, 1994, between Scott and Holdings (the "1994 Bond Agreement"), Scott assigned to Holdings, with the consent of the Scott Subsidiary, all of its right, title and interest in the Recovery Boiler Lease and Agreement and the Number 8 Recovery Boiler Facilities (including the right to purchase the Number 8 Recovery Boiler Facilities as provided in the Recovery Boiler Lease and Agreement). In connection with the assignment of the Recovery Boiler Lease and Agreement to Holdings, Scott caused the Scott Subsidiary to transfer the 1994 Bonds to Holdings pursuant to the Bond Transfer Instrument. Holdings subsequently assigned the 1994 Bonds and all of its rights under the 1994 Bond Agreement to Mobile Energy. Therefore, Mobile Energy is currently the holder of the 1994 Bonds and the de facto obligor thereunder (by virtue of its obligation to make payments under the Recovery Boiler Lease and Agreement to cover debt service obligations on the 1994 Bonds). The 1994 Bonds have been pledged to the Collateral Agent pursuant to the Security Agreement. The Collateral Agent is the trustee with respect to the 1994 Bonds. Pursuant to the Intercreditor Agreement, the Collateral Agent is authorized to make payments under the Lease and Agreement by debiting certain Intercreditor Agreement accounts. Payments made to Mobile Energy as the holder of the 1994 Bonds will be made immediately following payments by Mobile Energy under the Lease and Agreement. The Intercreditor Agreement provides that when Mobile Energy receives such payments on the 1994 Bonds, such monies will be credited to the account or accounts that were debited by the Collateral Agent (to the extent of any such debit) in order to pay Mobile Energy's obligations under the Lease and Agreement.

Item 3.   LEGAL PROCEEDINGS

Other than legal proceedings involving the application by Mobile Energy and Holdings for various governmental approvals required to operate and finance the Energy Complex, neither Mobile Energy nor Holdings is currently a party to any material legal proceeding.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J.

                                     PART II

Item 5.    COMMON EQUITY MARKET

There is no established public trading market for Holdings' common stock, all of which is owned by Southern. There also is no established public trading market for Mobile Energy's members' equity, all of which is held by Holdings and Southern Electric.

Item 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction J.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Mobile Energy and Holdings were formed to acquire, own and manage the Energy Complex at the Mobile Facility. Holdings acquired the Energy Complex and commenced operations on December 16, 1994. Holdings transferred all its interests in the Energy Complex to Mobile Energy on July 14, 1995. Mobile Energy's sole business consists exclusively of the ownership and management of the Energy Complex. Holdings, which owns 99% of the equity interests in Mobile Energy, does not conduct any independent operations.
Southern Electric owns the remaining equity interest in Mobile Energy.

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp by the Pulp Mill. The Pulp, Paper and Tissue Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor, a necessary component of the pulp making process. The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam used for Steam Processing Services. Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Charges for services provided to the Mills.

     Demand Charges represent compensation to Mobile Energy for dedicating a portion of the Energy Complex's capacity to the Mills. Demand Charges are designed generally to cover, among other things, costs that are in the nature of fixed costs, including debt service. Processing Charges are paid by each Mill Owner to Mobile Energy based on formulary usage charges which vary from month to month, based on the amount of Processing Services required by, and provided to, each Mill Owner, and on Mobile Energy's efficiency with respect to fuel usage. Processing Charges are designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including fuel expenses.

Results of Operations

Because the Energy Complex was not operated as an independent business prior to its acquisition by Holdings, Holdings did not purchase a business from Scott but, rather, purchased assets. Since the Acquisition, Holdings and subsequently Mobile Energy have operated such assets as an independent business. The business with respect to the Energy Complex commenced on December 16, 1994 when Holdings began operations. Accordingly, financial statements are not provided with respect to the period prior to December 16, 1994 and this discussion will not include financial comparisons of current and prior year periods. Additionally, as a consequence of the relatively short time period Holdings and Mobile Energy have operated the Energy Complex, discussion and analysis of their results of operations is necessarily limited in scope, and may not be indicative of their future results of operations and financial condition. Thus, the financial information contained herein is not necessarily representative of the future results of operations and financial condition of Mobile Energy or Holdings.

     The relationship between Holdings and Mobile Energy is a parent-subsidiary relationship. Holdings' material assets are comprised solely of its ownership interest in Mobile Energy and its rights in respect of a tax sharing agreement (the "Southern Master Tax Sharing Agreement"), which apportions consolidated income tax among Southern and its corporate subsidiaries, including Holdings. Accordingly, the consolidated financial statements of Holdings reflect the assets, liabilities, and operating results of Mobile Energy. Furthermore, although Mobile Energy did not exist prior to July 13, 1995, the following discussion of its results of operations assumes that, for purposes of presentation, Mobile Energy was in existence and operating the Energy Complex as of the beginning of calendar year 1995.

Revenues

Operating revenues for 1995 were $82.5 million, including Demand Charges of $58.3 million and Processing Charges of $23.6 million. The level of Processing Charges for this period reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Charges for 1995, in thousands of dollars and expressed as a percent of total revenues, were as follows:

                                   Dollars        Percent
                                   -------        -------
                               (in thousands)
     Demand Charges:
         Pulp Mill                 $38,074         46.2%
         Tissue Mill                 9,980         12.1
         Paper Mill                 10,244         12.4
                                   -------        -----
                                    58,298         70.7

     Processing Charges:
         Pulp Mill                   4,486          5.4
         Tissue Mill                 9,538         11.6
         Paper Mill                  9,563         11.6
                                   -------        -----
                                    23,587         28.6

     Other revenues                    612           .7
                                   -------        -----

     Total revenues                $82,497        100.0%
                                   =======        =====

     The Mills' peak usage of Processing Services from December 16, 1994 through December 31, 1995 were as follows:
                                      1995 Peak        Contractual
   Mill    Processing Services         Demand            Demand
   ----    -------------------        ---------        -----------

   Pulp    Liquor Conversion
               MMLBs/week               38.9              42.7
           Steam
               MMBTUs/hr                602.2             500.0
           Electricity                   not
               MW/hr                  available           32.0

   Tissue  Steam
               MMBTUs/hr                239.3             280.0
           Electricity                   not
               MW/hr                  available           39.5

   Paper   Steam
               MMBTUs/hr                506.2             420.0
           Electricity                   not
               MW/hr                  available           22.5

     Prior to the installation of certain electrical waters, which was completed in February 1996, Mobile Energy could not precisely determine the peak Demands of each Mill for Power Processing Services.

Expenses

Total operating expenses for 1995 aggregated $44.0 million. Operating expenses are comprised of operations and maintenance expenses, fuel, and depreciation and amortization and aggregated $26.1 million, $6.3 million and $11.6, respectively for 1995.

     Interest expense for 1995 was $18.5 million. Interest expense reflects the issuance of $255.2 million First Mortgage Bonds in August 1995 bearing a coupon interest rate of 8.665%, interest on $85 million Tax-Exempt Bonds issued in August 1995 bearing a coupon rate of 6.95%, and the amortization of swap breakage costs relative to interest rate hedging agreements entered into in connection with the Acquisition. These interest rate hedging agreements are discussed further in Note 6 to Mobile Energy's financial statements and Note 7 to Holdings' financial statements herein.

     Mobile Energy's net income for 1995 was $21.0 million. Holdings' net income for this same period was $12.8 million after deducting minority interest of $0.2 million and income taxes of $8.0 million. Income taxes were provided for based on a combined 38.25% state and federal rate applied to pre-tax income of $21.0 million.

Liquidity and Capital Resources

As of December 31, 1995, Holdings had $41,118,000 in cash and cash equivalents and total debt of $354,285,000. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the " Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $28,200,000 and $29,600,000 for 1996 and 1997, respectively. In addition, in 1996, Mobile Energy expects to spend approximately $1,000,000 to construct or install certain facilities and equipment (some of which Mobile Energy is required to construct or install pursuant to the Master Operating Agreement) and to purchase inventory. As of December 31, 1995 Mobile Energy had spent approximately $11,900,000 on such construction, installations, and purchases.

     Furthermore, in 1995, Mobile Energy spent approximately $32,300,000 to pay certain termination costs related to interest rate hedging agreements to which Mobile Energy was a party that were entered into in connection with the Acquisition. The interest rate hedging agreements were not entered into in respect of existing indebtedness of Holdings or of Mobile Energy. Rather, the interest rate hedging agreements were entered into in anticipation of the issuance of the First Mortgage Bonds and Tax Exempt Bonds issued in August 1995 in order to enable Holdings, following the Acquisition, to structure its financing around a targeted aggregate annual debt service (including principal and interest), while resulting in approximately the same amount of aggregate net proceeds available to Mobile Energy (inclusive of amounts payable to Mobile Energy, and net of amounts payable by Mobile Energy, in connection with the termination of such interest rate hedging agreements). In "terminating" the interest rate hedging agreements, Mobile Energy assigned it rights and obligations under the agreements to a bank on a non-recourse basis.

     The interest rate hedging agreements served to reduce the potential impact of interest rate fluctuations between the date of the Acquisition and the date on which the interest rates on the First Mortgage Bonds and the Tax-Exempt Bonds were fixed (the "Pricing Date"), because both the settlement amount required to terminate Mobile Energy's rights and obligations under the interest rate hedging agreements and Mobile Energy's debt service obligations with respect to the First Mortgage Bonds and the Tax-Exempt Bonds were determined simultaneously upon the pricing of such financings, and reflected interest rates then in effect in the applicable markets. Because market interest rates decreased between the Acquisition Closing Date and the Pricing Date (causing the interest rate hedging agreements to be "out of the money"), Mobile Energy paid the assignee of the agreements a settlement amount. However, as Mobile Energy's interest expense component of debt service was reduced by the decline in interest rates, thereby offsetting the higher principal component of debt service that was incurred as a result of additional debt raised to fund the settlement amount, Mobile Energy's aggregate debt service obligations were maintained at approximately the level projected at the time of Acquisition.

     Mobile Energy has no plans to enter into other agreements to fix or otherwise manage interest rate risk in the near future. The indebtedness evidenced by the First Mortgage Bonds and the Tax-Exempt Bonds bears fixed rate interest, and the indebtedness represented by borrowings under a revolving credit facility providing for working capital loans to Mobile Energy (the "Working Capital Facility"), which is limited to $15,000,000, bears interest at variable rates. Subject to Mobile Energy's right to incur additional indebtedness, the indebtedness represented by the First Mortgage Bonds, the Tax-Exempt Bonds and the Working Capital Facility currently represent Mobile Energy's only material long-term indebtedness.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1996 and 1997 are $34,693,000 and $34,710,000, respectively.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under the Working Capital Facility, balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $5,750,000 under such a revolving credit facility maintained by Southern with Banque Paribas.

     In order to provide for Mobile Energy's working capital needs, in August 1995 Mobile Energy entered into the Working Capital Facility with Banque Paribas (the "Working Capital Facility Provider") providing working capital loans to Mobile Energy. The Working Capital Facility provides for a maximum available amount of $15,000,000 and may be drawn on by Mobile Energy from time to time. Borrowings under the Working Capital Facility generally will be used by Mobile Energy to pay for operation and maintenance costs incurred by Mobile Energy. Each working capital loan is due and payable no later than 90 days from the date such working capital loan was advanced to Mobile Energy, and no more than $5,000,000 (to be adjusted in proportion to any adjustments to the maximum available amount under the Working Capital Facility) of working capital loans may be scheduled to mature during any calendar month. Mobile Energy is required to repay each working capital loan on its due date and may upon notice to the Working Capital Facility Provider, repay or prepay any working capital loan on any business day without premium or penalty, other than certain funding breakage costs in respect of working capital loans bearing interest at the LIBOR Rate (as defined in the Working Capital Facility). Mobile Energy is permitted to re-borrow all amounts repaid or prepaid. Mobile Energy is required to repay all working capital loans such that no amounts are outstanding under the Working Capital Facility one time each year (other than 1995) for a period of five consecutive days. Subject to earlier termination under certain circumstances and subject to extension thereof by the Working Capital Facility Provider, the Working Capital Facility will expire on December 31, 2001.

     Amounts payable under the Working Capital Facility are secured ratably with all other senior debt of Mobile Energy (subject to the priority of the lien of the Working Capital Facility Provider on receivables and fuel inventory). The Working Capital Facility Provider is entitled to the repayment of principal, interest, fees and other amounts scheduled to be due under the Working Capital Facility prior to the payment of operation and maintenance costs (other than certain operation and maintenance costs payable to the Mill Owners in connection with the exercise of certain remedies the Mill Owners have under the Project Agreements) and (together with, upon the occurrence and continuation of certain bankruptcy events in respect of Mobile Energy or Holdings, all amounts due upon the acceleration thereof) prior to any amounts payable in respect of other senior debt, including the First Mortgage Bonds and any amounts payable under the lease entered into in connection with the Tax-Exempt Bonds. Upon the distribution of certain monies or proceeds of pledged collateral following certain events of default or bankruptcy events, the Working Capital Facility Provider is entitled to payment in full in priority to all other holders of senior debt out of (i) Mobile Energy's receivables and (ii) the proceeds of the sale of the Energy Complex's fuel inventory.

     Upon its establishment in August 1995 at the time of the issuance of the First Mortgage Bonds and the Tax Exempt Bonds, the Maintenance Reserve Account was credited in an amount equal to $11,000,000. In lieu of funding the Maintenance Reserve Account with cash at that time, Mobile Energy provided instead a guaranty from Southern in an amount equal to $11,000,000. Monies in the Maintenance Reserve Account are applied to the payment of Maintenance Expenditures.

     The Intercreditor Agreement requires Mobile Energy to make deposits into the Maintenance Reserve Account periodically sufficient to cover projected future Maintenance Expenditures, any shortfalls in the amounts of prior deposits required to be made into the account by Mobile Energy, and any withdrawals in excess of the projected Maintenance Expenditures. Mobile Energy may also make additional, discretionary deposits into the Maintenance Reserve Account. In lieu of funding the Maintenance Reserve Account with cash, or in replacement of monies required to be on deposit therein, Mobile Energy may from time to time deliver "Reserve Account Security," which is either, or any combination of, (i) a guaranty from Southern provided Southern satisfies certain credit standards set out in the Intercreditor Agreement, or (ii) one or more letters of credit issued by a commercial bank or banks whose long-term unsecured debt is rated at least "A" by Standard & Poors' Ratings Group, "A" by Fitch Investors Service, L.P. and "A2" by Moody's Investors Service, Inc.

     Mobile Energy has established a separate account, the Mill Owner Maintenance Reserve Account, pursuant to the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement for the benefit of Mobile Energy and, while the Mill Owners are exercising the Mill Owner Step-In Rights, the Mill Owners. The Mill Owner Maintenance Reserve Account is currently funded in an amount equal to $2,000,000. In lieu of funding the Mill Owner Maintenance Reserve Account with cash, Mobile Energy provided capital infusion arrangements executed by Southern in favor of Mobile Energy and the Mill Owners in an amount equal to $2,000,000 in the aggregate. The Mill Owner Maintenance Reserve Account and monies on deposit therein, or otherwise credited thereto, do not secure Mobile Energy's senior indebtedness. Nevertheless, given that the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement permit funds on deposit in the Mill Owner Maintenance Reserve Account to be used, under certain limited circumstances, for, among other things, operations and maintenance expenses, amounts on deposit therein, or otherwise credited thereto, will be credited against Mobile Energy's funding obligation in respect of the Maintenance Reserve Account.

     Cash flow from operations is expected to consist almost exclusively of payments of Demand Charges and Processing Charges by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a Mill Closure or otherwise, could have a material adverse impact on Mobile Energy's financial condition.

     The Energy Services Agreements and the Master Operating Agreement require the Mill Owners to pay Demand Charges and Processing Charges. The Demand Charges were designed generally to cover, among other things, Mobile Energy's projected costs that are in the nature of fixed costs (including the payment of debt service), assuming that certain operating performance standards are satisfied. The Processing Charges were designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including variable costs such as fuel related expenses.

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. In 1995, 70.7% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

     The Demand Charges and the Processing Charges, collectively, were designed so as to result in Mobile Energy having net income. There can be no assurance, however, that (i) the assumptions with respect to operating performance standards that underlay the design of the Demand Charges and the Processing Charges will at all times be satisfied, (ii) the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including debt service payments, (iii) the Processing Charges will at all times cover the costs that are not covered by Demand Charges, including variable costs such as fuel related expenses, or (iv) the payment of Demand Charges and Processing Charges will at all times result in Mobile Energy having net income.

     Payments of Demand Charges and Processing Charges by the Mill Owners under the Energy Services Agreements are expected to provide virtually all of Mobile Energy's operating revenues and are therefore the primary source of funds for the payment of debt service. There are no significant alternative sources of funds available to Mobile Energy to make such debt service payments (other than a debt service reserve account established for the benefit of the holders of the First Mortgage Bonds (the "Debt Service Reserve Account"), a debt service reserve account established for the benefit of the holders of the Tax Exempt Bonds (the "Tax-Exempt Debt Service Reserve Account") and, under certain circumstances, certain other accounts). The Debt Service Reserve Account is funded in an amount equal to $21,936,000 (the "Debt Service Reserve Account Required Balance"). Mobile Energy may, in whole or in part, replace monies on deposit in, or fund amounts required to be deposited in, the Debt Service Reserve Account with Reserve Account Security. Currently Mobile Energy has funded the Debt Service Reserve Account with Reserve Account Security (in the form of a guaranty from Southern) in an amount equal to the Debt Service Reserve Account Required Balance. Currently, the Tax-Exempt Debt Service Reserve Account is funded with Reserve Account Security (in the form of a letter of credit) in an amount equal to $5,908,000.

     If Demand Charges and Processing Charges were at any time to be insufficient to cover Mobile Energy's fixed costs (including payment of debt service) Mobile Energy could be unable to make its required debt service payments (particularly if funds then available in the Debt Service Reserve Account, the Tax Exempt Debt Service Reserve Account or the other accounts were also insufficient to cover such payments) or could be unable to pay its other fixed costs.

     The implementation of the Process Model will modify the manner in which the Processing Charges currently are calculated. Once the Process Model is implemented, Mobile Energy will be permitted to charge the Mill Owners, as a component of the Processing Charges, for only those quantities of coal as are calculated by the Process Model to be efficient quantities and only those quantities of gas as are determined by the Process Model to be in accordance with a specified protocol for boiler dispatch incorporated in the Process Model. If the Energy Complex uses more coal or gas than the quantities calculated or determined by the Process Model (because, for example, Mobile Energy has been inefficient in its use of gas, coal, black liquor, biomass, or sludge or has inappropriately dispatched its equipment), the costs attributable to the excess quantities of coal or gas will not be permitted to be included in the Processing Charges and, as a result, will be borne by Mobile Energy. By contrast, if the Energy Complex uses less coal or gas than the quantities calculated or determined by the Process Model, Mobile Energy will be permitted to include in the Processing Charges the costs associated with the Process Model quantities of coal and gas, notwithstanding that such calculated or determined quantities may exceed the actual quantities used by the Energy Complex. Thus, Mobile Energy will be rewarded for operating the Energy Complex more efficiently than the standards set forth in the Process Model and will bear the risk of operating the Energy Complex less efficiently than those standards. Mobile Energy believes that it generally will be able to operate the Energy Complex as efficiently as the standards set forth in the Process Model. Accordingly, Mobile Energy believes that the implementation of the Process Model alone will not cause its future results of operations to differ materially from its historical results of operations. Nevertheless, there can be no assurance that the Energy Complex will use fuel in accordance with the standards set forth in the Process Model, that Mobile Energy will operate the Energy Complex as or more efficiently than the standards set forth in the Process Model or that the Process Model will perform in accordance with its design or the principles set forth in the Master Operating Agreement.

     Mobile Energy believes that its cash flow from operations, together with its other available sources of liquidity will be adequate to make all required payments of principal of and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements for the foreseeable future.

Environmental Matters

Mobile Energy is subject to comprehensive and dynamic federal, state and local environmental laws and regulations, including those governing air emissions, waste water discharges and hazardous and non-hazardous waste disposal. Mobile Energy recognizes that both it and the Mills may incur capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements and possible new statutory requirements.

     One proposed regulatory requirement is the Cluster Rule, which has been proposed, but has not yet been promulgated, by the EPA. The EPA has indicated that it expects to propose a revised version of the water effluent guidelines and emissions standards contained in the Cluster Rule in the spring of 1996. None of the Mills is contractually obligated to Mobile Energy to comply with the Cluster Rule or any other environmental regulation. Thus, the Mills could choose to close entirely rather than incur the costs imposed by the Cluster Rule. As such, the failure by the Mills to spend the monies necessary to comply with the Cluster Rule could, indirectly, have a material adverse impact on Mobile Energy's results of operations, to the extent that it were to reduce the amount of Processing Services the Mills purchase from the Energy Complex.

     Another such regulation is the Combustion Rule, which has not yet been officially proposed but which the EPA has indicated may be proposed in the late summer of 1996. If promulgated in some form, the Combustion Rule (which would principally apply to the Energy Complex) could require significant capital expenditures by Mobile Energy and equipment and operational modifications to the Energy Complex. Because the Combustion Rule has not yet been proposed, Mobile Energy cannot estimate the expense required to comply with such a rule. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures or operation and maintenance expenses incurred by Mobile Energy as a result of the Combustion Rule or the Cluster Rule. Nevertheless, there can be no assurance that the Mill Owners will comply with their obligations under the Master Operating Agreement with respect to the Combustion Rule or the Cluster Rule. As such, the promulgation of the Cluster Rule or the Combustion Rule, together with the failure by the Mill Owners to comply with such obligations under the Master Operating Agreements, could have a material adverse effect on the financial condition of Mobile Energy.

     As regulatory agencies have not yet promulgated final standards for some existing programs, and as some proposed requirements (such as the Cluster Rule) and suggested requirements (such as the Combustion Rule) have not yet been enacted or adopted, Mobile Energy cannot at this time reasonably estimate its costs of compliance with these additional programs and requirements (some of which will not take effect for several years or may not be promulgated at all) or the timing of any such costs. Nevertheless, assuming that the current environmental regime (exclusive of any proposed or suggested statutes, rules or regulations) remains in effect, Mobile Energy is not aware of any environmental conditions at the Energy Complex that would reasonably be expected to have a material adverse effect on the financial condition of Mobile Energy.

     Finally, in the event that the Lott Road Landfill or any other landfill at which Mobile Energy's boiler ash is disposed requires remediation in the future, Mobile Energy may be required to participate. At present, Mobile Energy cannot estimate the amount by which its costs would increase as a result thereof. However, a requirement to participate in landfill remediation could have a material adverse impact on Mobile Energy.

Funding of the Maintenance Reserve Account

The Intercreditor Agreement requires Mobile Energy to make certain deposits into the Maintenance Reserve Account, and permits Mobile Energy to make additional, discretionary deposits into the Maintenance Reserve Account. The amount of such required and discretionary deposits in any given fiscal year may be greater than the maintenance expenses actually incurred by Mobile Energy in such fiscal year. For purposes of calculating debt service coverage ratios under Mobile Energy's Financing Documents, deposits into the Maintenance Reserve Account and the Mill Owner Maintenance Reserve Account are deemed to be operating expenses in the fiscal year such deposits are made, rather than in the fiscal year funds are withdrawn from the Maintenance Reserve Account or the Mill Owner Maintenance Reserve Account to pay maintenance expenses. The effect of deeming such deposits to be operating expenses in the fiscal year the deposits are made (together with the funding provisions set forth in the Intercreditor Agreement that may cause or permit such deposits to be higher than actual maintenance expenses in any given fiscal year) is to levelize debt service coverage ratios over the term of the First Mortgage Bonds and the Tax-Exempt Bonds.

Tax Matters

Mobile Energy is required to comply with the provisions of federal, state and local tax laws. Future legislative, judicial or administrative changes to or interpretations of existing tax laws may occur that could result in Mobile Energy becoming subject to certain taxes to which it is not currently subject. Such changes could have a material adverse effect on the financial condition of Mobile Energy.

     The Alabama Department of Revenue has requested information from Mobile Energy in order to determine if Mobile Energy's property, including its intangible property, is subject to central assessment of ad valorem taxes by the Alabama Department of Revenue under Chapter 40-21 of the Code of Alabama (which applies to certain companies in the nature of public utilities, including companies operating a plant or business for the production, distribution, or sale of electricity, electric light, electric power, or steam heat) rather than being subject to local assessment of ad valorem taxes by the County of Mobile. Central assessment of ad valorem taxes under Chapter 40-21 of the Code of Alabama could materially increase the ad valorem taxes owed by Mobile Energy due to differences in assessment ratios and the types of property subject to taxation.

     Mobile Energy has responded to the Department of Revenue that Mobile Energy is not a company in the nature of a public utility subject to central assessment of ad valorem taxes by the Alabama Department of Revenue under Chapter 40-21 of the Code of Alabama. Under Alabama law, property owned by the IDB and used by a private user pursuant to a lease or other agreement entered into prior to May 1992 (or entitled to be used by a private user at some future time pursuant to an inducement entered into or adopted prior to May 1992) is not subject to ad valorem taxes. The Energy Complex equipment refinanced with the Tax-Exempt Bonds, the 1994 Bonds, the Mixed-Use Bonds and the Environmental Bonds is all owned by the IDB and was constructed and leased to a private user prior to May 1992 or, in the case of the equipment financed with the 1994 Bonds, pursuant to an inducement agreement entered into prior to May 1992. Accordingly, Mobile

Energy has also responded to the Alabama Department of Revenue that such equipment is not subject to ad valorem taxes (and that no such taxes have ever been paid with respect to such equipment)

     In addition, Mobile Energy has received no notice or other determination from the Alabama Department of Revenue finding that such equipment actually is (or will be) subject to ad valorem taxes or that Mobile Energy's property is subject to central assessment of ad valorem taxes by the Alabama Department of Revenue. There can be no assurance, however, that the Alabama Department of Revenue will not challenge Mobile Energy's position with respect to central assessment of ad valorem taxes, that Mobile Energy will at all times be considered to be in compliance with all applicable tax statutes and regulations or, if Mobile Energy's property were subject to central assessment of ad valorem taxes by the Alabama Department of Revenue or if such equipment were subject to ad valorem taxes, that any action required to bring Mobile Energy into compliance with applicable tax statutes and regulations would not materially adversely affect Mobile Energy's financial condition.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1995 FINANCIAL STATEMENTS


Mobile Energy Services Company, L.L.C.                                                                     Page
     Report of Independent Public Accountants                                                              II-12
     Statements of Income for the Year Ended December 31, 1995 and the
      Period from Inception (December 16, 1994) to December 31, 1994 II-13
     Statements of Changes in Members' Equity for the Year Ended December 31,
      1995 and the Period from Inception (December 16, 1994) to
      December 31, 1994                                                                                    II-14
     Statements of Cash Flows for the Year Ended December 31, 1995 and
      the Period from Inception (December 16, 1994) to December 31, 1994                                   II-15
     Balance Sheets at December 31, 1995 and 1994                                                          II-16
     Notes to Financial Statements                                                                         II-18

Mobile Energy Services Holdings, Inc. and Subsidiary
     Report of Independent Public Accountants                                                              II-25
     Consolidated Statements of Income for the Year Ended December 31, 1995
      and the Period from Inception (December 16, 1994) to December 31, 1994                               II-26
     Consolidated Statements of Changes in Stockholder's Equity for the
     Year Ended December 31, 1995 and the Period from Inception
     (December 16, 1994) to December 31, 1994                                                              II-27
     Consolidated Statements of Cash Flows for the Year Ended December 31, 1995
      and the Period from Inception (December 16, 1994) to December 31, 1994                               II-28
     Consolidated Balance Sheets at December 31, 1995 and 1994                                             II-29
     Notes to Financial Statements                                                                         II-31

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     None.


                              MOBILE ENERGY SERVICES COMPANY, L.L.C.

                                         FINANCIAL SECTION

                     Mobile Energy Services Company, L.L.C.

              Financial Statements as of December 31, 1995 and 1994
                                  Together With
                                Auditors' Report

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Mobile Energy Services Company, L.L.C.:


We have audited the accompanying balance sheets of MOBILE ENERGY SERVICES COMPANY, L.L.C. (an Alabama limited liability company) as of December 31, 1995 and 1994 and the related statements of income, changes in Members' equity, and cash flows for the year ended December 31, 1995 and the period from inception (December 16, 1994) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Energy Services Company, L.L.C. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from inception (December 16, 1994) to December 31, 1994 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
    Atlanta, Georgia
    February 21, 1996

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                              STATEMENTS OF INCOME

          FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 16, 1994) TO DECEMBER 31, 1994

                                 (In Thousands)


                                                         1995         1994
                                                      --------       ------


OPERATING REVENUES:

    Demand charges                                    $ 58,298      $2,603
    Processing sales                                    23,587       1,151
    Other                                                  612          42
                                                      --------      ------
              Total operating revenues                  82,497       3,796
                                                      --------      ------

OPERATING EXPENSES:

    Operations and maintenance                          26,094         919
    Fuel                                                 6,303          26
    Depreciation and amortization                       11,608         468
                                                      --------      ------
              Total operating expenses                  44,005       1,413
                                                      --------      ------
OPERATING INCOME                                        38,492       2,383
INTEREST EXPENSE                                       (18,501)       (215)
OTHER INCOME                                             1,012           4
                                                      --------      ------
NET INCOME                                            $ 21,003      $2,172
                                                      ========      ======





        The accompanying notes are an integral part of these statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                     STATEMENT OF CHANGES IN MEMBERS' EQUITY

          FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 16, 1994) TO DECEMBER 31, 1994

                                 (In Thousands)





BALANCE, prior to inception                               $      0

Equity infusion by the Members                              76,405
                                                          --------
BALANCE, December 16, 1994                                  76,405

Net income                                                   2,172
Capital contributions                                        1,173
                                                          --------
BALANCE, December 31, 1994                                  79,750

Net income                                                  21,003
Capital contributions                                        3,077
Distributions to Members                                   (37,058)
                                                          --------
BALANCE, December 31, 1995                                $ 66,772
                                                          ========




  The accompanying notes are an integral part of this statement.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                            STATEMENTS OF CASH FLOWS

          FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 16, 1994) TO DECEMBER 31, 1994

                                 (In Thousands)


                                                                                     1995          1994
                                                                                  ---------       -------



CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                    $  21,003       $  2,172
                                                                                ---------       --------
  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                11,608            468

      Changes in certain operating assets and liabilities:
         Increase in trade accounts receivable                                     (9,568)        (3,796)
         Increase (decrease) in payables to associated companies                   (5,238)         4,677
         Increase in accrued interest                                               9,570            319
      Other, net                                                                      852            224
                                                                                ---------       --------
            Total adjustments                                                       7,224          1,892
                                                                                ---------       --------
            Net cash provided by operating activities                              28,227          4,064
                                                                                ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                     (3,288)        (4,064)
  Construction work in progress                                                   (7,810)             0
                                                                                --------        -------
         Net cash used in investing activities                                   (11,098)        (4,064)
                                                                                --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt                               294,590              0
  Proceeds from working capital facility (Note 5)                                 14,075              0
  Equity contributions                                                             3,077          1,173
  Redemption of long-term debt                                                   (85,000)             0
  Redemption of note payable to associated company                              (190,000)             0
  Payment of member distributions                                                (14,054)             0
                                                                                --------        -------
         Net cash provided by financing activities                                22,688          1,173
                                                                                --------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                                             39,817          1,173
CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,173              0
                                                                                --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 40,990        $ 1,173
                                                                                ========        =======


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:

     Interest                                                                   $  8,493        $     0
                                                                                ========        =======



        The accompanying notes are an integral part of these statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                 (In Thousands)







                                          ASSETS                                1995         1994
                                   ----------------------                    ---------    ---------


CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 40,990    $   1,173
  Trade accounts receivable                                                    13,798        4,230
  Receivables from associated companies                                             0        1,403
  Materials and supplies                                                        2,518        2,116
  Prepaid expenses                                                              1,107        1,102
  Other                                                                           525          134
                                                                             --------     --------
       Total current assets                                                    58,938       10,158
                                                                             --------     --------

PROPERTY, PLANT, AND EQUIPMENT                                                361,076      357,789
  Less accumulated depreciation                                               (11,795)        (468)
  Construction work in process                                                  7,810            0
                                                                             --------     --------
  Property, plant, and equipment, net                                         357,091      357,321
                                                                             --------     --------

DEFERRED LOAN COSTS,  net of accumulated amortization of $285 and $0 at December 31, 1995 and 1994, respectively
                                                                               14,862        1,822
                                                                             --------     --------

       Total assets                                                          $430,891     $369,301
                                                                             ========     ========


           The accompanying notes are an integral part of these balance sheets.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                 (In Thousands)




                        LIABILITIES AND MEMBERS' EQUITY                     1995           1994
                  ----------------------------------------              ----------      ----------


CURRENT LIABILITIES:
    Trade accounts payable                                              $    783       $  2,275
    Accounts payable--associated company                                   5,985         11,223
    Distribution payable                                                  23,004              0
    Note payable                                                          14,075              0
    Note payable--associated company                                           0        190,000
    Current portion--long-term debt                                        5,895              0
    Accrued interest                                                       9,889            319
    Other                                                                  2,022            734
                                                                        --------        -------
              Total current liabilities                                   61,653        204,551
                                                                        --------        -------

LONG-TERM DEBT (Note 5)                                                  302,466         85,000

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

MEMBERS' EQUITY                                                           66,772         79,750
                                                                        --------        -------

              Total liabilities and Members' equity                     $430,891       $369,301
                                                                        ========       ========


      The accompanying notes are an integral part of these balance sheets.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General

      Mobile Energy Services Company, L.L.C. ("Mobile Energy") was organized on July 13, 1995. An equity interest of 99% in Mobile Energy was acquired by Mobile Energy Services Holdings, Inc. ("Holdings"), a wholly owned subsidiary of The Southern Company ("Southern"), and 1% of the equity interest in Mobile Energy was acquired by Southern Electric International, Inc. ("SEI"), a wholly owned subsidiary of Southern (together, the "Members"). Mobile Energy was created to own and operate an energy and chemical recovery complex located in Mobile, Alabama (the "Energy Complex"), purchased by Holdings on December 16, 1994 (the "Acquisition") from Scott Paper Company ("Scott Paper"). During 1995, Scott Paper merged with a subsidiary of Kimberly-Clark ("Scott/Kimberly-Clark"). Most of the Energy Complex's fuel needs are met from waste and by-products generated by a pulp mill (the "Pulp Mill"), a paper mill (the "Paper Mill"), and a tissue mill (the "Tissue Mill", and together with the Pulp Mill and the Paper Mill, the "Mills") located in Mobile, Alabama.

      Concurrent with the Acquisition, Holdings entered into various long-term contracts with Scott Paper in its capacity as the owner of the Pulp Mill and the Tissue Mill and with S.D. Warren Company ("S.D. Warren"), a wholly owned subsidiary of Scott Paper, in its capacity as the owner of the Paper Mill (Note 3). Ownership of S.D. Warren was subsequently transferred to an entity unaffiliated with Scott Paper. Pursuant to the contracts, the Energy Complex provides substantially all of the power, steam, and liquor processing services required by the Mills.

      Effective July 14, 1995, Holdings contributed all of its assets (other than an agreement for the provision of administrative and other services with Southern Company Services, Inc.), liabilities, and operations (the "Transfer"), including the Energy Complex, to Mobile Energy in the form of a tax-free contribution. The Transfer has been accounted for in a manner similar to a pooling of interests, and accordingly, the financial statements for prior periods include the accounts of Holdings prior to the Transfer.

      Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

      Presentation

      Certain prior period amounts presented in the financial statements have been reclassified to conform to the current period presentation.

      Property, Plant, and Equipment

      Property, plant, and equipment are recorded at cost, as adjusted (Note 2). Depreciation is provided using the straight-line method over the estimated economic lives of the related assets (ranging from 5 to 35 years). Upon the retirement or sale of assets, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included in income.

      At December 31, 1995 and 1994, property, plant, and equipment consisted of the following (in thousands):

                                                           1995         1994
                                                        ---------     --------

                Buildings                                $ 16,491     $ 16,443
                Machinery and equipment                   344,585      341,346
                                                         --------     --------
                                                         $361,076     $357,789
                                                         ========     ========

      Cash and Cash Equivalents

      Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value.

      Fair Value of Financial Instruments

      The carrying values of financial assets and liabilities, as defined in Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," in the accompanying balance sheets approximate fair value.

      Deferred Loan Costs

      Loan costs represent amounts incurred for professional services and other related costs for the offering of bonds discussed in Note 5. These costs will be amortized using the straight-line method over the life of the related bonds.

      Income Taxes

      As a limited liability company, Mobile Energy is not subject to federal and state income taxes. The taxable income or loss of Mobile Energy is included in the income tax returns of its Members. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

      Derivatives

      Mobile Energy was a party to two interest rate swap options ("Swap Options") and two interest rate swaps ("Swaps") to manage exposure to fluctuations in interest rates by trading variable rate obligations for fixed rate obligations. In all cases, the Swaps related to specific portions of Mobile Energy's anticipated debt commitments and were of notional amounts and maturities that were consistent with such commitments.

      The Swap Options and Swaps were treated as hedges for the anticipated debt. Accordingly, the gains and losses on the Swap Options and Swaps were deferred and are being amortized to interest expense over the period of the related debt. Premiums paid for the Swap Options and Swaps were deferred and are being amortized over the life of the related debt (Note
      6).

  2.  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT

      On December 16, 1994, Mobile Energy purchased certain property, plant, and equipment located near Mobile, Alabama, from Scott Paper for approximately $264,000,000 cash and assumed various liabilities of Scott Paper totaling approximately $85,000,000. The excess of the fair value of assets acquired over the purchase price paid was allocated among the assets purchased in accordance with Accounting Principles Board Opinion No. 16. The total cash purchase price of approximately $263,597,000 was allocated as follows (in thousands):

                         Utility plant                                $353,724
                         Long-term obligations                         (85,000)
                         Current liabilities                            (5,127)
                                                                      --------
                                                                      $263,597

      Prior to December 31, 1994, a purchase price adjustment of approximately $2,428,000 related to the assumption of certain accrued pension and other retirement benefits was recorded as an adjustment to the fair value of the purchased assets.

  3.  COMMITMENTS AND CONTINGENCIES

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

      In connection with the Acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Scott/Kimberly-Clark. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Scott/Kimberly-Clark at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott/Kimberly-Clark's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

  4.  RELATED-PARTY TRANSACTIONS

      Under the terms of an agreement between SEI and Mobile Energy, SEI provides all operations and maintenance services for the Energy Complex. Such services are billed to Mobile Energy at SEI's direct cost plus an overhead cost allocation and totaled approximately $40,854,000 and $862,000 for the year ended December 31, 1995 and for the period from inception (December 16, 1994) to December 31, 1994, respectively. In addition, SEI billed Mobile Energy approximately $3,506,000 during 1995 in connection with acquisition, financing, and other administrative costs paid on Mobile Energy's behalf.

      Mobile Energy's bridge loan payable to Southern in the amount of $190,000,000 at December 31, 1994 represented Southern's temporary financing of the Acquisition. The note was repaid in connection with Mobile Energy's issuance of first mortgage bonds (Note 5) and accrued interest at a variable rate, determined monthly based on Southern's incremental cost of short-term debt outstanding. In the event that Southern did not have debt outstanding to the extent of the note, Mobile Energy was only charged interest on its pro rata amount of all of Southern's outstanding intercompany debt. As of December 31, 1994, Southern had approximately $190,000,000 outstanding related to Mobile

      Energy at an interest rate of 6.36%. Mobile Energy's note receivable from Southern in the amount of $1,403,497 at December 31, 1994 related to Southern's initial capitalization of Mobile Energy; this amount was received in connection with Mobile Energy's repayment of the bridge loan from Southern discussed above.

      As of December 31, 1995, accounts payable--associated company represents amounts payable to SEI for operations and maintenance services provided on behalf of Mobile Energy. As of December 31, 1994, accounts payable - associated company represents amounts payable to SEI as follows: (1) $1,822,000 premium paid for interest rate swap option (Note 7), (2) $3,428,135 of accrued pension and other retirement benefits attributable to SEI employees dedicated to perform under the operations and maintenance agreement between SEI and Mobile Energy, (3) $5,360,769 of acquisition-related costs, and (4) $612,245 for unpaid operation and maintenance services due for the period from inception (December 16, 1994) to December 31, 1994.

  5.  LONG-TERM DEBT

      Details of long-term debt in thousands are as follows at December 31, 1995 and 1994:


                                                                                  1995               1994
                                                                                --------           --------
       8.665% first mortgage bonds, due serially on a semi-annual basis through
       2017; secured by the Energy Complex; net of unamortized discount of
       $23.231 million at December 31, 1995                                      $231,979   $             0

       Obligations incurred in connection with the sale by public authorities of tax-exempt industrial revenue bonds (Series 1995), 6.95%, due serially on an annual basis beginning January 1, 2017 and ending January
       1, 2020; secured by the Energy Complex; net of unamortized discount of
       $8.618 million at December 31, 1995                                         76,382                 0

       Obligations incurred in connection with the sale by public authorities of tax-exempt remarketable industrial revenue bonds (Series 1984 A through
       E) variable interest rates; due 2019; secured by the Energy Complex              0            85,000

       Less current portion                                                         5,895                 0
                                                                                 --------           -------
       Long-term debt                                                            $302,466           $85,000
                                                                                 ========           =======


      On August 15, 1995, Mobile Energy issued $255,210,000 of first mortgage bonds, the proceeds from which were used primarily to repay Southern the $190,000,000 bridge loan (Note 4) and to terminate the Swaps (Note 6). The loss on termination of the related swap of $23.6 million has been treated as discount on the related debt. This discount and the rate of interest represent an effective interest rate, compounded monthly, of 10.037%. Also on August 15, 1995, Mobile Energy joined with public authorities and issued $85,000,000 of tax-exempt bonds, the proceeds of which were used to refund the Series 1984 bonds described above. The loss on termination of the related Swap of $8.7 million has been treated as discount on the related debt. This discount and the rate of interest represent an effective interest rate, compounded monthly, of 7.893%.

      In connection with the Series 1984 bonds, Mobile Energy incurred various remarketing fees of .125% on the outstanding bonds' principal. Any remarketing of the bonds was funded through five letter-of-credit agreements with banks which were terminated upon the redemption of the Series 1984 bonds in August, 1995. Aggregate maximum borrowings under the letter-of-credit agreements were $86,700,000. Commitment fees of .625% per annum were charged to Mobile Energy based on the unused portion of these agreements.

      On August 24, 1995, Mobile Energy entered into a revolving credit agreement expiring December 31, 2001 with Banque Paribas which allows Mobile Energy to draw up to $15,000,000 at an interest rate of LIBOR plus 1% ($4,675,000 at 6.9375%, $4,700,000 at 6.875%, and $4,700,000 at 6.8125%
      on December 31, 1995). Mobile Energy is required to have no borrowings for a period of five consecutive business days during each year; therefore, the borrowings of $14,075,000 at December 31, 1995 are classified as current in the accompanying balance sheets. In addition, Southern entered into a separate working capital facility aggregating to $16,908,000 with Banque Paribas expiring December 31, 2001 at an interest rate of LIBOR plus .35% under which Mobile Energy may draw funds but for which it has no liability to Banque Paribas. There were no borrowings under this facility during 1995. Commitment fees ranging from .1% to .375% per annum were charged to Mobile Energy based on the unused portion of these agreements.

      At December 31, 1995, the annual scheduled maturities of long-term debt during the next five years were as follows (in thousands):

                                 1996                           $5,895
                                 1997                            7,350
                                 1998                            7,885
                                 1999                            8,340
                                 2000                            8,840

6.    DERIVATIVE FINANCIAL INSTRUMENTS

      In anticipation of potential interest rate risks associated with the Acquisition, SEI purchased the Swap Options (Note 1) during October 1994. The Swap Options were subsequently transferred to Mobile Energy. On December 19, 1994, the Swap Options were sold and Mobile Energy concurrently entered into the Swaps with a bank. The purpose of the Swaps was to reduce the potential impact of interest rate fluctuations between December 19, 1994 and the date the rates on Mobile Energy's outstanding industrial revenue bonds and the anticipated offering of first mortgage bonds were fixed (Note 5). As of December 31, 1994, the notional amounts, fair market values, and maturity dates of the Swaps were as follows:

                                                     Notional      Fair Market          Maturity
                                                     Amount           Value               Date
                                                   ----------      ------------        ---------

        Swap 1--industrial revenue bonds         $ 85,000,000      $ 150,632            January 1, 2019
        Swap 2--first mortgage bonds              224,000,000       (619,397)          November 1, 2016
                                                 ------------     ----------
                                                 $309,000,000      $(468,765)
                                                 ============     ==========

      As of December 31, 1995 and 1994, the Swap Options premium of approximately $1,822,000 is included in deferred loan costs. The fair value of the Swaps was estimated using pricing models, which determined the present value of the difference between the contracted swap rates and market interest rates over the remaining life of the Swaps. The fair value of the Swaps represent the amounts the bank would have received or paid to terminate the Swaps at the reporting date.

      Mobile Energy terminated the Swaps on August 15, 1995, incurring a loss on termination of approximately $32,300,000. Such termination costs are accounted for as a discount on the related debt (Note 5) and are being amortized to interest expense using the effective interest rate method over the period of the related debt. Such amortization totaled approximately $446,000 for the year ended December 31, 1995.

  7.  SIGNIFICANT CUSTOMERS, SUPPLIERS, AND CONCENTRATION OF CREDIT RISK

      Mobile Energy derived approximately 80% and 82% of its revenues during the year ended December 31, 1995 and during the period from inception (December 16, 1994) to December 31, 1994, respectively, from Scott/Kimberly-Clark. The remainder of Mobile Energy's revenues were derived from S.D. Warren . Receivables outstanding from sales to Scott/Kimberly-Clark and S.D. Warren were approximately $10,531,000 and $3,263,000, respectively, at December 31, 1995 and were approximately $3,120,000 and $676,000, respectively, at December 31, 1994. In addition, as indicated in Note 1, the majority of the Energy Complex's fuel needs are met by the Mills. These concentrations expose Mobile Energy's operations to the risk of severe impact in the near term should any of the Mills cease operations.

      Substantially all of SEI's employees at the Energy Complex (Note 4) are subject to collective bargaining agreements, none of which expire during 1996.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY

                                FINANCIAL SECTION

                      Mobile Energy Services Holdings, Inc.
                                 and Subsidiary

                        Consolidated Financial Statements
                        as of December 31, 1995 and 1994
                                  Together With
                                Auditors' Report

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of
Mobile Energy Services Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of MOBILE ENERGY SERVICES HOLDINGS, INC. (an Alabama corporation and a wholly owned subsidiary of The Southern Company) AND SUBSIDIARY as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year ended December 31, 1995 and for the period from inception (December 16, 1994) to December 31, 1994. These financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Energy Services Holdings, Inc. and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the year ended December 31, 1995 and for the period from inception (December 16, 1994) to December 31, 1994 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
    Atlanta, Georgia
    February 21, 1996

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 16, 1994) TO DECEMBER 31, 1994

                                 (In Thousands)

                                                          1995          1994
                                                       ----------     --------


OPERATING REVENUES:

  Demand charges                                         $ 58,298       $2,603
  Processing sales                                         23,587        1,151
  Other                                                       612           42
                                                         --------       ------
       Total operating revenues                            82,497        3,796
                                                         --------      -------
OPERATING EXPENSES:
  Operations and maintenance                               26,094          919
  Fuel                                                      6,303           26
  Depreciation and amortization                            11,608          468
                                                         --------       ------
       Total operating expenses                            44,005        1,413
                                                         --------       ------

OPERATING INCOME                                           38,492        2,383
INTEREST EXPENSE                                          (18,501)        (215)
OTHER INCOME                                                1,076            4

MINORITY INTEREST                                            (210)         (48)
                                                         --------       ------
INCOME BEFORE INCOME TAXES                                 20,857        2,124

PROVISION FOR INCOME TAXES                                  8,058          831
                                                         --------       ------
NET INCOME                                               $ 12,799       $1,293
                                                         ========       ======






  The accompanying notes are an integral part of these consolidated statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

          FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 16, 1994) TO DECEMBER 31, 1994

                                 (In Thousands)








                                                 Common           Paid-In      Retained
                                                  Stock           Capital      Earnings          Total
                                                 ------           -------      --------         -------

BALANCE, prior to inception                      $    0          $      0      $     0        $      0

    Sale of common stock at inception                 1            74,249            0          74,250
                                                 ------          --------      -------        --------
BALANCE, December 16, 1994                            1            74,249            0          74,250



    Net income                                        0                 0        1,293          1,293
                                                 ------          --------      -------        -------
BALANCE, December 31, 1994                            1            74,249        1,293         75,543

    Net income                                        0                 0       12,799         12,799
    Dividends                                         0                 0      (14,694)       (14,694)
    Capital repayments                                0           (32,882)           0        (32,882)
                                                 ------          --------      -------        -------
BALANCE, December 31, 1995                       $    1          $ 41,367      $  (602)      $ 40,766
                                                 ======          ========      =======       ========


 The accompanying notes are an integral part of these consolidated statements.


                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 16, 1994) TO DECEMBER 31, 1994
                                 (In Thousands)

                                                                                                    1995           1994
                                                                                                 ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                                     $  12,799        $ 1,293
                                                                                                 ---------        -------
  Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                                                                11,608            468

       Deferred income taxes                                                                        18,880          3,173
       Minority interest                                                                               210             48
       Changes in certain operating assets and liabilities:
         Increase in accounts receivable                                                            (8,165)        (3,796)
         Increase in materials and supplies                                                           (402)             0
         Increase in prepaids and other current assets                                                (765)        (1,275)
         Increase (decrease) in accounts payable                                                    (6,709)         4,677
         Increase in current income tax payable                                                      3,943              0
         Increase in accrued interest                                                                9,570              0
         Increase in other current liabilities                                                         869            649
       Other, net                                                                                      111              0
                                                                                                 ---------        -------
               Total adjustments                                                                    29,150          3,944
                                                                                                 ---------        -------
               Net cash provided by operating activities                                            41,949          5,237
                                                                                                 ---------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                                       (3,287)        (4,064)
  Construction work in progress                                                                     (7,810)             0
                                                                                                 ---------        -------
               Net cash used in investing activities                                               (11,097)        (4,064)
                                                                                                 ---------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt                                                 294,590              0
  Proceeds from working capital facility (Note 5)                                                   14,075              0
  Redemption of long-term debt                                                                     (85,000)             0
  Redemption of note payable to associated company                                                (190,000)             0
  Payment of dividends                                                                             (14,694)             0
  Return of capital                                                                                 (9,878)             0
                                                                                                 ---------        -------
               Net cash provided by financing activities                                             9,093              0
                                                                                                 ---------        -------
INCREASE IN CASH AND CASH EQUIVALENTS                                                               39,945          1,173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,173              0
                                                                                                 ---------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  41,118        $ 1,173
                                                                                                 =========        =======


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                                                     $   8,412        $     0
                                                                                                 =========        =======

    Income benefits (Note 6)                                                                     $ (13,005)       $(2,578)
                                                                                                 =========        =======



 The accompanying notes are an integral part of these consolidated statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                 (In Thousands)






                                  ASSETS                                 1995          1994
                    -------------------------------                   --------       --------


CURRENT ASSETS:

  Cash and cash equivalents                                            $ 41,118      $  1,173
  Customer receivables                                                   13,798         4,230
  Receivables from associated companies                                       0         1,403
  Materials and supplies                                                  2,518         2,116
  Prepaid expenses                                                        1,107         1,102
  Other                                                                     526           134
                                                                       --------      --------
        Total current assets                                             59,067        10,158
                                                                       --------      --------

PROPERTY, PLANT, AND EQUIPMENT                                          361,076       357,789
  Less accumulated depreciation                                         (11,795)         (468)
  Construction work in process                                            7,810             0
                                                                       --------      --------
  Property, plant, and equipment, net                                   357,091       357,321
                                                                       --------      --------




DEFERRED LOAN COSTS
  (net of accumulated amortization of $285 and $0 at
  December 31, 1995 and December 31, 1994, respectively)                 14,862         1,822
                                                                       --------      --------
       Total assets                                                    $431,020      $369,301
                                                                       ========      ========




The accompanying notes are an integral part of these consolidated balance sheets.



                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                 (In Thousands)







LIABILITIES AND STOCKHOLDER'S EQUITY                                       1995          1994
------------------------------------------------                       ----------     ---------

CURRENT LIABILITIES:

  Trade accounts payable                                               $    783       $  2,275
  Accounts payable--associated company                                    6,007         11,223
  Capital repayments and dividends payable                               23,004              0
  Note payable                                                           14,075              0
  Note payable--associated company                                            0        190,000
  Current portion - long-term debt                                        5,895              0
  Current income tax payable                                              3,335              0
  Accrued interest                                                        9,889            319
  Other                                                                   2,038          1,169
                                                                       --------       --------
       Total current liabilities                                         65,026        204,986
                                                                       --------       --------
DEFERRED INCOME TAXES (Note 6)                                           22,094          2,974
                                                                       --------       --------
LONG-TERM DEBT                                                          302,466         85,000
                                                                       --------       --------
MINORITY INTEREST                                                           668            798
                                                                       --------       --------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 8)



STOCKHOLDER'S EQUITY:
  Common stock, $1 par value; 1,000 shares authorized and
    outstanding                                                               1              1
  Paid-in capital                                                        41,367         74,249
  Retained earnings (deficit)                                              (602)         1,293
                                                                       --------       --------
         Total stockholder's equity                                      40,766         75,543
                                                                       --------       --------
         Total liabilities and stockholder's equity                    $431,020       $369,301
                                                                       ========       ========



       The accompanying notes are an integral part of these consolidated balance sheets.


                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General

      Mobile Energy Services Holdings, Inc. ("Holdings"), a wholly owned subsidiary of The Southern Company ("Southern"), was incorporated on August 25, 1994 as Mobile Energy Services Company, Inc. and subsequently changed its name to Mobile Energy Services Holdings, Inc. Holdings was created to purchase an energy and chemical recovery complex located in Mobile, Alabama (the "Energy Complex"), from Scott Paper Company ("Scott Paper"). This transaction occurred on December 16, 1994 (the "Acquisition"). Most of the Energy Complex's fuel needs are met from waste and by-products generated by a pulp mill (the "Pulp Mill"), located in Mobile, Alabama that is part of an integrated pulp, paper, and tissue manufacturing facility that also includes a paper mill (the "Paper Mill") and a tissue mill (the "Tissue Mill," and together with the Pulp Mill and the Paper Mill, the "Mills").

      Concurrent with the Acquisition, Holdings entered into various long-term contracts with Scott Paper in its capacity as the owner of the pulp mill and the tissue mill and with S.D. Warren Company ("S.D. Warren "), a wholly owned subsidiary of Scott Paper, in its capacity as the owner of the paper mill (Note 3). Ownership of S.D. Warren was subsequently transferred to an entity unaffiliated with Scott Paper. During 1995 Scott Paper merged with a subsidiary of Kimberly-Clark ("Scott/Kimberly-Clark"). Pursuant to the contracts, the Energy Complex provides substantially all of the power, steam, and liquor processing services required by the Mills.

      Effective July 14, 1995, Holdings contributed all of its assets (other than an agreement for the provision of administrative and other services with Southern Company Services, Inc., a wholly owned subsidiary of Southern), liabilities, and operations (the "Transfer"), including the Energy Complex, to Mobile Energy Services Company, L.L.C. ("Mobile Energy") in the form of a tax-free exchange. The Transfer has been accounted for in a manner similar to a pooling of interests, and accordingly, the financial statements for prior periods include the accounts of Holdings prior to the Transfer. Of the equity interest in Mobile Energy, 99% was acquired by Holdings and 1% was acquired by Southern Electric International, Inc. ("SEI"), a wholly owned subsidiary of Southern.

      Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

      Presentation

      The consolidated financial statements include the accounts of Holdings and its majority-owned subsidiary, Mobile Energy. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts presented in the financial statements have been reclassified to conform to the current period presentation.

      Property, Plant, and Equipment

      Property, plant, and equipment are recorded at cost, as adjusted (Note 2). Depreciation is provided using the straight-line method over the estimated economic lives of the related assets (ranging from 5 to 35 years). Upon the retirement or sale of assets, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included into income.

      At December 31, 1995 and 1994, property, plant, and equipment consisted of the following (in thousands):

                                                      1995              1994
                                                  ----------        ----------

                Buildings                         $ 16,491          $ 16,443
                Machinery and equipment            344,585           341,346
                                                  --------          --------
                                                  $361,076          $357,789
                                                  ========          ========

      Cash and Cash Equivalents

      Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value.

      Fair Value of Financial Instruments

      The carrying values of financial assets and liabilities, as defined in Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," in the accompanying balance sheets approximate fair value.

      Deferred Loan Costs

      Loan costs represent amounts incurred for professional services and other related costs for the offering of bonds discussed in Note 5. These costs will be amortized using the straight-line method over the life of the related bonds.

      Income Taxes

      Holdings provides deferred income taxes for all significant income tax temporary differences in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires, among other things, the use of an asset and liability method for the recognition of deferred tax liabilities and assets.

      Derivatives

      Mobile Energy was a party to two interest rate swap options ("Swap Options") and two interest rate swaps ("Swaps") to manage exposure to fluctuations in interest rates by trading variable rate obligations for fixed rate obligations. In all cases, the Swap Options and Swaps related to specific portions of Mobile Energy's anticipated debt commitments and were of notional amounts and maturities that are consistent with such commitments.

      The Swap Options and Swaps were treated as hedges for the anticipated debt. Accordingly, the gains and losses on the Swap Options and Swaps were deferred and are being amortized to interest expense over the period of the related debt. Premiums paid for the Swap Options and Swaps were deferred and are being amortized over the life of the related debt (Note
      7).

  2.  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT

      On December 16, 1994, Mobile Energy purchased certain property, plant, and equipment located near Mobile, Alabama, from Scott Paper for approximately $264,000,000 cash and assumed various liabilities of Scott Paper totaling approximately $85,000,000. The excess of the fair value of assets acquired over the purchase price paid was allocated among the assets purchased in accordance with Accounting Principles Board Opinion No. 16. The total cash purchase price of approximately $263,597,000 was allocated as follows (in thousands):

                         Utility plant                               $353,724
                         Long-term obligations                        (85,000)
                         Current liabilities                           (5,127)
                                                                     --------
                                                                     $263,597
                                                                     ========


      Prior to December 31, 1994, a purchase price adjustment of approximately $2,428,000 related to the assumption of certain accrued pension and other retirement benefits was recorded as an adjustment to the fair value of the purchased assets.


  3.  COMMITMENTS AND CONTINGENCIES

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

      In connection with the Acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Scott/Kimberly-Clark. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Scott/Kimberly-Clark at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott/Kimberly-Clark's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."


  4.  RELATED-PARTY TRANSACTIONS

      Under the terms of an agreement between SEI and Mobile Energy, SEI provides all operations and maintenance services for the Energy Complex. Such services are billed to Mobile Energy at SEI's direct cost plus an overhead cost allocation and totaled approximately $40,854,000 for the year ended December 31, 1995 and approximately $862,000 for the period from inception (December 16, 1994) to December 31, 1994. In addition, SEI billed Mobile Energy $3,506,000 during 1995 in connection with acquisition, financing, and other administrative costs paid on Mobile Energy's behalf.

      Mobile Energy's bridge loan payable to Southern in the amount of $190,000,000 at December 31, 1994 represented Southern's temporary financing of the Acquisition. The note was repaid in connection with Mobile Energy's issuance of first mortgage bonds (Note 5) and accrued interest at a variable rate, determined monthly based on Southern's incremental cost of short-term debt outstanding. In the event that Southern did not have debt outstanding to the extent of the note, Mobile Energy was only charged interest on its pro rata amount of all of Southern's outstanding intercompany debt. As of December 31, 1994, Southern had approximately $190,000,000 outstanding related to Mobile Energy at an interest rate of 6.36%. Mobile Energy's note receivable from Southern in the amount of $1,403,497 at December 31, 1994 related to

      Southern's initial capitalization of Mobile Energy; this amount was received in connection with Mobile Energy's repayment of the bridge loan from Southern discussed above.

      As of December 31, 1995, accounts payable--associated company represents amounts payable to SEI for operations and maintenance services provided on behalf of Mobile Energy. As of December 31, 1994, accounts payable - associated company represents amounts payable to SEI as follows: (1) $1,822,000 premium paid for interest rate swap option (Note 7), (2) $3,428,135 of accrued pension and other retirement benefits attributable to SEI employees dedicated to perform under the operations and maintenance agreement between SEI and Mobile Energy, (3) of acquisition-related costs, and (4) $612,245 for unpaid operation and maintenance services due for the period from inception (December 16, 1994) to December 31, 1994.


  5.  LONG-TERM DEBT

      Details of long-term debt in thousands are as follows at December 31, 1995 and 1994:


                                                                                         1995               1994

                                                                                    ------------         ----------
       8.665% first mortgage bonds, due serially on a semi-annual basis through 2017; secured by the Energy Complex; net of unamortized
       discount of $23.231 million at December 31, 1995                              $231,979            $     0



       Obligations incurred in connection with the sale by public authorities of tax-exempt industrial revenue bonds (Series 1995), 6.95%, due serially on an annual basis beginning January 1, 2017 and ending January 1, 2020;
       secured by the Energy Complex; net of unamortized discount of $8.618
       million at December 31, 1995                                                    76,382                   0



       Obligations incurred in connection with the sale by public authorities of tax-exempt remarketable industrial revenue bonds (Series 1984 A through
       E); variable interest rates ; due 2019; secured by the Energy Complex                0              85,000



       Less current portion                                                              5,895                  0
                                                                                      --------            -------
       Long-term debt                                                                 $302,466            $85,000
                                                                                      ========            =======

      On August 15, 1995, Mobile Energy issued $255,210,000 of first mortgage bonds, the proceeds from which were used primarily to repay Southern the $190,000,000 bridge loan (Note 4) and to terminate the Swaps (Note 7). The loss on termination of the related Swap of $23.6 million has been treated as discount on the related debt. This discount and the rate of interest represent an effective interest rate, compounded monthly, of 10.037%. Also on August 15, 1995, Mobile Energy joined with public authorities and issued $85,000,000 of tax-exempt bonds, the proceeds of which were used to refund the Series 1984 bonds described above. The loss on termination of the related Swap of $8.6 million has been treated as discount on the related debt. This discount and the rate of interest represent an effective interest rate, compounded monthly, of 7.893%.

      On August 24, 1995, Mobile Energy entered into a revolving credit agreement with Banque Paribas which allows Mobile Energy to draw up to $15,000,000 at an interest rate of LIBOR plus 1% ($4,675,000 at 6.9375%,
      $4,700,000 at 6.875%, and $4,700,000 at 6.8125% on December 31, 1995).
      Mobile Energy is required to have no borrowings for a period of five consecutive business days during each year; therefore, the borrowings of $14,075,000 at December 31, 1995 are classified as current in the accompanying balance sheets. In addition, Southern entered into a separate working capital facility aggregating to $16,908,000 with Banque Paribas expiring December 31, 1995 at a rate of LIBOR plus .35% under which Mobile Energy may draw funds but for which it has no liability to Banque Paribas. There were no borrowings under this facility during 1995. Commitment fees ranging from .1% to .375% per annum were charged to Mobile Energy based on the unused portion of these agreements.

      In connection with the Series 1984 bonds, Mobile Energy incurred various remarketing fees of .125% on the outstanding bonds' principal. Any remarketing of the bonds was funded through five letter-of-credit agreements with banks which were terminated upon the redemption of the Series 1984 bonds in August 1995. Aggregate maximum borrowings under the letter-of-credit agreements were $86,700,000. Commitment fees of .625% per annum were charged to Mobile Energy based on the unused portion of these agreements.

      At December 31, 1995, the annual scheduled maturities of long-term debt during the next five years were as follows (in thousands):

                                  1996                          $5,895
                                  1997                           7,350
                                  1998                           7,885
                                  1999                           8,340
                                  2000                           8,840

  6.  INCOME TAXES

      Details of the income tax provision for the years ended December 31, 1995 and 1994 are set forth below (in thousands):

                                                         1995        1994
                                                    -----------   ---------

            Current benefit:
              Federal                                $(10,038)     $2,143)
              State                                         0           0
                                                      -------      ------
                                                      (10,038)     (2,143)

            Deferred provision:
              Federal                                  16,820       2,903
              State                                     1,276          71
                                                      -------      ------
                                                       18,096       2,974
                                                      -------      ------
                   Total income tax provision         $ 8,058      $  831
                                                      =======      ======

      The effective income tax rate of 38.25% differs from the statutory federal tax rate due to the impact of state taxes, net of the related federal benefit.

      The tax effects of temporary differences between the amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in thousands):


                                                      1995                                       1994
                                                 -----------------------------         ---------------------------
                                                   Deferred         Deferred            Deferred        Deferred
                                                     Tax              Tax                 Tax             Tax
                                                   Assets         Liabilities           Assets        Liabilities
                                                   ------         -----------           ------        -----------

      Accelerated depreciation                       $  0          $12,961               $  0            $2,974
      Investment basis differences                      0            8,262                  0                 0
      Other                                           436            1,307                  0                 0
                                                      ---          -------               ----            -------
              Total                                   436           22,530                  0             2,974

      Less current portion                              0                0                  0                 0
                                                     ----          -------               ----            ------
              Total noncurrent                       $436          $22,530               $  0            $2,974


      Holdings and the other corporate subsidiaries of Southern file a consolidated federal tax return. Under a joint consolidated income tax agreement, each company's current and deferred taxes due are computed on a stand-alone basis. Payments are made between the subsidiaries of Southern when tax benefits generated by one subsidiary are utilized by another subsidiary. Under this agreement, Holdings received tax refunds of approximately $13,005,000 and $2,578,000 during the year ended December 31, 1995 and during the period from inception (December 16, 1994) to December 31, 1994, respectively.


  7.  DERIVATIVE FINANCIAL INSTRUMENTS

      In anticipation of potential interest rate risks associated with the Acquisition, SEI purchased the Swap Options (Note 1) during October 1994. The Swap Options were subsequently transferred to Mobile Energy. On December 19, 1994, the Swap Options were sold and Mobile Energy concurrently entered into the Swaps with a bank. The purpose of the Swaps was to reduce the potential impact of interest rate fluctuations between December 19, 1994 and the date the rates on Mobile Energy's outstanding industrial revenue bonds and the offering of first mortgage bonds were fixed (Note 5). As of December 31, 1994, the notional amounts, fair market values, and maturity dates of the Swaps were as follows:


                                                     Notional         Fair Market        Maturity
                                                      Amount             Value            Date
                                                ---------------      ------------     --------------

       Swap 1--industrial revenue bonds          $ 85,000,000        $ 150,632       January 1, 2019
       Swap 2--first mortgage bonds               224,000,000         (619,397)      November 1, 2016
                                                 ------------        ---------
                                                 $309,000,000        $(468,765)
                                                 ============        =========

      As of December 31, 1995 and 1994, the Swap Options premium of $1,822,000 is included in deferred loan costs. The fair value of the Swaps was estimated using pricing models, which determined the present value of the difference between the contracted swap rates and market interest rates over the remaining life of the Swaps and represent the amounts the bank would receive or pay to terminate the Swaps at the reporting date.

      Mobile Energy terminated the Swaps on August 15, 1995, incurring a loss on termination of approximately $32,300,000. Such termination costs are accounted for as a discount on the related debt (Note 5)and are being amortized to interest expense using the effective interest rate method over the period of the related debt. Such amortization totaled approximately $446,000 for the year ended December 31, 1995.


  8.  SIGNIFICANT CUSTOMERS, SUPPLIERS, AND CONCENTRATION OF CREDIT RISK

      Mobile Energy derived approximately 80% and 82% of its revenues during the year ended December 31, 1995 and during the period from inception (December 16, 1994) to December 31, 1994, respectively, from Scott/Kimberly-Clark. The remainder of Mobile Energy's revenues were derived from S.D. Warren. Receivables outstanding from sales to Scott/Kimberly-Clark and S.D. Warren were approximately $10,531,000 and $3,263,000, respectively, at December 31, 1995 and were approximately $3,120,000 and $676,000, respectively, at December 31, 1994. In addition, as indicated in Note 1, the majority of the Energy Complex's fuel needs are met by the Mills. These concentrations expose Mobile Energy's operations to the risk of severe impact in the near term should any of the Mills cease operations.

      Substantially all of SEI's employees at the Energy Complex (Note 4) are subject to collective bargaining agreements, none of which expire during 1996.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Omitted pursuant to General Instruction J.

Item 11.  EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction J.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction J.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction J.



                                                  III-1

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report on this Form 10-K:

         (1)    Financial Statements:
                Reports of Independent Public Accountants on the financial statements for Holdings and Mobile Energy are listed under Item 8 herein.

                The financial statements filed as a part of this report for Holdings and Mobile Energy are listed under Item 8 herein.

         (2)    Financial Statement Schedules:
                None

         (3)    Exhibits:
                Exhibits for Holdings and Mobile Energy are listed in the
                Exhibit Index beginning on page IV-3.

     (b) Reports on Form 8-K:
         Neither of the registrants has filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MOBILE ENERGY SERVICES COMPANY, L.L.C.

     By:  /s/ Thomas G. Boren
              Thomas G. Boren, President and Chief
              Executive Officer

     Date:    March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     /s/ Thomas G. Boren
         Thomas G. Boren
         President and Chief Executive Officer
         (Principal Executive Officer)

     /s/ Raymond D. Hill
         Raymond D. Hill
         Vice President and Chief Financial Officer
        (Principal Financial Officer)

     Members:
     Mobile Energy Services Holdings, Inc.

     /s/ Thomas G. Boren
     By: Thomas G. Boren
         President and Chief Executive Officer

     Southern Electric International, Inc.

      /s/Thomas G. Boren
     By: Thomas G. Boren
         President and Chief Executive Officer

         Date:    March 29, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MOBILE ENERGY SERVICES HOLDINGS, INC.

     By:  /s/ Thomas G. Boren
              Thomas G.  Boren, President and Chief Executive Officer
     Date:    March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     /s/ Thomas G. Boren
         Thomas G. Boren
         President and Chief Executive Officer and Director
         (Principal Executive Officer)

     /s/ Raymond D. Hill
         Raymond D. Hill
         Vice President and Chief Financial Officer and Director
         (Principal Financial Officer)

     Directors:

     /s/ K. E. Adams
         K .E. Adams

     /s/ J. B. Jones
         J. B. Jones

     /s/ S. M. Fuller
         S. M. Fuller

         J. B. Madden


     Date: March 29, 1996

EXHIBIT 21.  SUBSIDIARIES OF THE REGISTRANTS

Mobile Energy Services L.L.C., organized under the laws of Alabama, is the only subsidiary of Mobile Energy Services Holdings, Inc. Mobile Energy Services L.L.C. has no subsidiaries.

                                  Exhibit Index

         The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference.

(3)  Articles of Incorporation and By-Laws

      3.1 - Articles of Organization of Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 3.1.)

      3.2 - Operating Agreement of Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 3.2.)

      3.3 - Amended and Restated Articles of Incorporation of Holdings. (Designated in Registration No. 33-92776 as Exhibit 3.3.1)

      3.4 -  By-Laws of Holdings. (Designated in Registration No.33-92776 as
             Exhibit 3.4.)

(4)  Instruments Describing Rights of Security Holders, Including Indentures

     *4.1 - Trust Indenture dated as of August 1, 1995 among First Union National Bank of Georgia, Mobile Energy and Holdings.

     *4.2 - First Supplemental Indenture dated as of August 1, 1995 among First Union National Bank of Georgia, Mobile Energy and Holdings.

     *4.3 - Intercreditor and Collateral Agency Agreement dated as of August 1, 1995 among Bankers Trust (Delaware), First Union National Bank of Georgia, Banque Paribas, The Industrial Development Board of the City of Mobile, Alabama, Mobile Energy and Holdings.

     *4.4 -  Amended and Restated Trust Indenture dated as of
             August 1, 1995 between First Union National Bank of
             Georgia and The Industrial Development Board of the City of Mobile, Alabama.

     *4.5 -  Amended and Restated Lease and Agreement dated as of
             August 1, 1995 among the Industrial Development Board of the City of Mobile, Alabama, Mobile Energy and Holdings.

     *4.6 - Revolving Credit Agreement dated as of August 1, 1995 among Mobile Energy, Holdings, and Banque Paribas.

     *4.7 -  Leasehold Mortgage, Assignment of Leases, Rents,
             Issues and Profits and Security Agreement and Fixture Filing dated as of August 1, 1995 by Mobile Energy and the Industrial Development Board of the City of Mobile, Alabama in favor of Bankers Trust (Delaware).

     *4.8 - First Amendment to Leasehold Mortgage, Assignment of Leases, Rents, Issues and Profits and Security Agreement and Fixture Filing dated as of December 9, 1995 among Mobile Energy, the Industrial Development Board of the City of Mobile, Alabama and Bankers Trust (Delaware).

     *4.9 -  Assignment and Security Agreement dated as of August
             1, 1995 among Mobile Energy, the Industrial Development Board of the City of Mobile, Alabama and Bankers Trust
            (Delaware).

(10)  Material Contracts

     10.1 - Pulp Mill Energy Services Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy
            (as assignee of Holdings). (Designated in Registration No.
             33-92776 as Exhibits 10.1 and 10.2.)

     10.2 - Paper Mill Energy Services Agreement dated as of December 12, 1994 and first amendment thereto, between S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.3 and 10.4.)

     10.3 - Tissue Mill Energy Services Agreement dated as of December 12, 1994 and first amendment thereto, Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.5 and 10.6.)

     10.4 - Amended and Restated Master Operating Agreement dated as of July 13, 1994 among Scott Paper, S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.7.)

     10.5 - Asset Purchase Agreement between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.8.)

     10.6 - Common Services Agreement dated as of December 12, 1994 and first amendment thereto, among Scott Paper, S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration
              No.  33-92776 as Exhibits 10.9 and 10.10.)

     10.7 - Transition Agreement dated as of December 12, 1994 and first and second amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.11, 10.11.1 and 10.11.2.)

     10.8 - Lease Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits
              10.12 and 10.13.)

     10.9 - Supplementary Lease Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.14 and 10.15)

   *10.10 - Second Amendment to Supplementary Lease Agreement dated as of August 1, 1995 between Scott Paper and Mobile Energy.

   *10.11 - Third Amendment to Supplementary Lease Agreement dated as of December 8, 1995 between Scott Paper and Mobile Energy.

    10.12 - Easement Deeds dated as of December 12, 1994 between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.16 and 10.18.)

    10.13 - Easement Deeds dated as of December 12, 1994 between Mobile Energy (as assignee of Holdings) and Scott Paper. (Designated in Registration No. 33-92776 as Exhibits 10.17 and 10.19.)

    10.14 - Easement Deed dated as of December 12, 1994 between Mobile Energy (as assignee of Holdings) and S.D. Warren. (Designated in Registration No. 33-92776 as Exhibit 10.20.)

    10.15 - Easement Deed dated as of December 12, 1994 between S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.21.)

   *10.16 - Easement Deed dated as of December 8, 1995 between Scott Paper and Mobile Energy.

    10.17 - Employee Transition Agreement dated as of December 12, 1994 and first amendment thereto, among Scott Paper, Mobile Energy (as assignee of Holdings) and SEI. (Designated in Registration No. 33-92776 as Exhibits 10.22 and 10.22.1.)

    10.18 - Water Procurement and Effluent Service Agreement dated as of December 12, 1994 and first amendment thereto, among Scott Paper, S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.23 and 10.24.)

    10.19 - Boiler Ash Disposal Agreement dated as of December 12, 1994 and first amendment thereto between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.25 and 10.26.)

    10.20 - Paper Mill Environmental Indemnity Agreement dated as of December 12, 1994 and first amendment thereto, between S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.27 and 10.28.)

    10.21 - Pulp Mill Environmental Indemnity Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.29 and 10.30.)

    10.22 - Tissue Mill Environmental Indemnity Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.31 and 10.32.)

    10.23 - Scott Environmental Indemnity Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.33 and 10.34.)

    10.24 - Facility Operations and Maintenance Agreement dated as of December 12, 1994 between SEI and Mobile Energy (as assignee of Holdings).
            (Designated in Registration No. 33-92776 as Exhibit 10.35.)

    10.25 - Independent Engineer Agreement between Stone & Webster and Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 10.38.)

    10.26 - 1984 Tax-Exempt Lease and Agreement and amendments thereto. (Designated in Registration No. 33-92776 as Exhibit 10.39.)

    10.27 - 1984 Tax-Exempt Lease Assignment and Assumption Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.40.)

    10.28 - 1973 Installment Sale Agreement and amendments thereto. (Designated in Registration No. 33-92776 as Exhibit 10.41.)

    10.29 - 1973 Tax-Exempt Lease and Assignment Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.42.)

    10.30 - 1984-1985 Taxable Sublease Agreement and amendments thereto. (Designated in Registration No. 33-92776 as Exhibit 10.43.)

    10.31 - 1984-1985 Taxable Sublease and Assignment Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.44.)

    10.32 - 1976 Installment Sale Agreement and amendments thereto. (Designated in Registration No. 33-92776 as Exhibit 10.45.)

    10.33 - 1976 Tax-Exempt Lease and Assignment Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.46.)

    10.34 - 1994 Recovery Boiler Bonds Lease Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.47.)

    10.35 - 1994 Recovery Boiler Bonds Lease Assignment and Assumption Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.48.)

    10.36 - Estoppel and Nondisturbance Agreement, dated as of December 12, 1994, delivered by Three Rivers Timber Company. (Designated in Registration No. 33-92776 as Exhibit 10.49.)

    10.37 - Omnibus Deed, Bill of Sale, General Assignment and Conveyance Agreement between Holdings and Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 10.50.)

    10.38 - Recognition, Cooperation and Consent Agreement among The Industrial Development Board of the City of Mobile, Alabama, Mobile Energy, Bankers Trust (Delaware), AmSouth Bank of Alabama and Three Rivers Timber Company. (Designated in Registration No. 33-92776 as Exhibit 10.51.)

    10.39 - Recognition, Cooperation Consent Agreement among The Industrial Development Board of the City of Mobile, Alabama, Mobile Energy, Bankers Trust (Delaware) and First Union National Bank of Georgia. (Designated in Registration No. 33-92776 as Exhibit 10.52.)

    10.40 - Mill Owner Maintenance Reserve Account Agreement among Scott Paper, S.D. Warren , Southern and Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 10.53.)

    10.41 - SCS Agreement dated as of July 14, 1995 between SCS and Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 10.54.)

   *10.42 - Consent and Agreement dated as of August 1, 1995 among Scott Paper, Mobile Energy and Bankers Trust (Delaware) (re: the Amended and Restated Master Operating Agreement dated as of July 13, 1995 and certain other agreements).

   *10.43 - Consent and Agreement dated as of August 1, 1995 among Scott Paper, Mobile Energy and Bankers Trust
             (Delaware) (re: the Asset Purchase Agreement dated as of December 12, 1994 and certain other agreements).

   *10.44 - Consent and Agreement dated as of August 1, 1995 among S.D. Warren, Mobile Energy and Bankers Trust (Delaware).

   *10.45 - Consent and Agreement dated as of August 1, 1995 among the Pulp Mill Owner, Mobile Energy and Bankers Trust (Delaware).

   *10.46 - Consent and Agreement dated as of August 1, 1995 among the Tissue Mill Owner, Mobile Energy and Bankers Trust (Delaware).

   *10.47 - Consent and Agreement dated as of August 1, 1995 among E.J. Hodder & Associates, Inc., Mobile Energy and Bankers Trust (Delaware).

   *10.48 - Consent and Agreement dated as of August 1, 1995 among Ahlstrom Recovery, Inc., Mobile Energy and Bankers Trust (Delaware).

   *10.49 - Consent to Assignment dated as of August 1, 1995 among Southern Electric, Mobile Energy and Bankers Trust (Delaware).

   *10.50 - Consent to Assignment dated as of August 1, 1995 among Southern Company Services, Inc., Mobile Energy and Bankers Trust (Delaware).

   *10.51 - Estoppel, Consent and Recognition Agreement among Scott Paper, Mobile Energy and Bankers Trust (Delaware) (re: Lease Agreement dated as of December 12, 1994).

   *10.52 - Estoppel, Consent and Recognition Agreement, among Scott Paper, Mobile Energy and Bankers Trust (Delaware) (re: Supplementary Lease Agreement dated as of December 12, 1994).

   *10.53 - Underwriting Agreement dated as of August 15, 1995 between Mobile Energy and Goldman, Sachs & Co., Bear, Stearns & Co., Inc. and Lehman Brothers Inc.

(21)  Subsidiaries of Registrant - Contained herein at page IV-3.

     *21. -  Subsidiaries of Registrant.

(27)  Financial Data Schedules

     *27. -  Financial Data Schedules.