Form 10-Q
period 1996-03-31
MOBILE ENERGY SERVICES HOLDINGS INC; MOBILE ENERGY SERVICES CO LLC
filed 1996-05-14
CIK 945979, 948362

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

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

       Each of the registrants meets the conditions set forth in General Instruction H (1) (a) and (b) of Form
10-Q and is therefore filing this form with reduced disclosure as permitted by such General Instruction H.

                                Table of Contents

                                                                                 PAGE
PART I

Selected Definitions                                                                4

Item 1.  Financial Statements                                                      11

Mobile Energy Services Company, L.L.C.
     Management's Opinion as to Fair Statement of Results                          11
     Statements of Income                                                          12
     Statements of Cash Flows                                                      13
Balance Sheets                                                                     14
Mobile Energy Services Holdings, Inc.
     Management's Opinion as to Fair Statement of Results                          15
     Consolidated Statements of Income                                             16
     Consolidated Statements of Cash Flows                                         17
     Consolidated Balance Sheets                                                   18

Notes to the Condensed Financial Statements                                        19

Item 2.  Combined Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                     21

PART II

Item 6.  Exhibits and Reports on Form 8-K                                          31

Signatures                                                                         32

                              SELECTED DEFINITIONS

     When used in this report, the following terms will have the meanings indicated.

       "Air Compressors" means the air compressors and related facilities that service the compressed air needs of the Mills and the Energy Complex that are owned by Scott/Kimberly-Clark and located on the property leased by Scott/Kimberly-Clark to Mobile Energy.

       "Ash Agreement" means the Boiler Ash Disposal Agreement between the Pulp Mill Owner and Mobile Energy dated December 12, 1994, including any amendments thereto.

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

       "Cluster Rule" means a regulation proposed by the EPA in December 1993 that includes (1) certain effluent limitation guidelines and standards for the control of waste water pollutants from pulp and paper industry facilities and (2) a national emission standard for hazardous air pollutants emitted from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods.

       "Combustion Rule" means the regulation that the EPA has indicated it expects to propose applicable to the pulp and paper industry facilities, consisting of effluent guidelines and emission standards for combustion sources.

       "Common Services Agreement" means the Common Services
Agreement dated December 12, 1994 among Mobile Energy, Scott/Kimberly-Clark, the Paper Mill Owner, the Tissue Mill Owner and the Pulp Mill Owner, including any amendments thereto.

       "Confidentiality Agreement" means the Confidentiality Agreement dated December 12, 1994 among Southern Electric, Mobile Energy, Scott/Kimberly-Clark, and S.D. Warren.

       "Contractual Demand" means with respect to a particular
Processing Service and a particular Mill, the Demand level for such Processing Service used to determine the Demand Charges for such Processing Service for such Mill under the Energy Services Agreements and the Master Operating Agreement.

       "Demand" means with respect to a particular Processing
Service, and a particular Mill, the quantity of the Energy Complex's capacity to provide such Processing Service that Mobile Energy is obligated to dedicate to such Mill pursuant to the Energy Services Agreements and the Master Operating Agreement.

       "Demand Charges" means the fixed capacity charges each Mill
Owner is obligated to pay, based upon formulas set forth in the Master Operating Agreement, to Mobile Energy based upon the level of such Mill Owner's Demand for each Processing Service.

       "Direct Lease" means the Lease Agreement between
Scott/Kimberly-Clark and Mobile Energy dated December 12, 1994, including any amendments thereto.

       "EPA" means the Environmental Protection Agency.

       "Easement Deeds" means bilateral easement deeds entered into by Mobile Energy, Scott/Kimberly-Clark and S.D. Warren.

       "Energy Services Agreements" means the three separate Energy
Services Agreements dated December 12, 1994, including any amendments thereto, between Mobile Energy and each of (1) the Tissue Mill Owner, (2) the Pulp Mill Owner, and (3) the Paper Mill Owner.

       "Environmental Bonds" means the four series of 30-year bonds issued by the IDB between 1973 and 1980 having an aggregate principal amount of $24,000,000 to finance the purchase of certain pollution control equipment at the Energy Complex and the Mills.

       "FASB" means the Financial Accounting Standards Board.

       "Financing Documents" means all agreements, documents and instruments evidencing and/or securing the senior indebtedness of Mobile Energy.

       "First Mortgage Bonds" means $255,210,000 principal amount of 8.665% First Mortgage Bonds due 2017 issued by Mobile Energy and unconditionally guaranteed by Holdings.

       "Governmental Authority" means any federal, state, county, municipal, foreign, international, regional or other governmental authority, agency, department, board, body, instrumentality, commission, arbiter or court.

       "Holdings" means Mobile Energy Services Holdings, Inc.

       "IDB" means Industrial Development Board of the City of Mobile, Alabama.

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

       "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

       "Maintenance Expenditures" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy Step-In Rights, the Pulp Mill Step-In Equipment, other than (i) fuel costs and expenses, (ii) labor and employee expenses, including fringe benefits and labor relations expense, (iii) payments for insurance premiums and like insurance-related expenses, (iv) costs and expenses of consumable items such as process or cleaning chemicals and lubricants, (v) equipment rental, small tools and vehicle maintenance expenses, (vi) costs and expenses associated with legal, accounting and other office and administrative functions, (vii) permitting fees, (viii) costs and expenses of safety supplies, office supplies and other office expenses, (ix) property taxes and payments made in lieu of taxes, (x) computer maintenance expenses, (xi) any amounts payable for services rendered under the Common Services Agreement, (xii) ash disposal costs, (xiii) certain liquidated damages payable to the Mill Owners under the Master Operating Agreement, (xiv) amounts payable to the Mill Owners for reimbursement of costs incurred in connection with the exercise of Mill Owner Step-In Rights, (xv) any amounts required to be rebated to the United States government pursuant to Section 148 of the Internal Revenue Code in connection with any of the Tax-Exempt Indenture Securities and (xvi) payments to the IDB, including payments required to be made by Mobile Energy with respect to the 1994 Bonds, in each case to the extent the foregoing costs or expenses are not customarily treated as capital expenditures.

       "Master Operating Agreement" means the Master Operating
Agreement (including any amendments thereto or restatements thereof) dated as of December 12, 1994 among Mobile Energy, Scott/Kimberly-Clark, the Tissue Mill Owner, the Pulp Mill Owner, and the Paper Mill Owner.

       "Mill Environmental Indemnity Agreements" means three separate environmental indemnity agreements dated December 12, 1994, including any amendments thereto, between Mobile Energy and each of (1) the Pulp Mill Owner,
(2) the Paper Mill Owner, and (3) the Tissue Mill Owner.

       "Mill Owner Maintenance Reserve Account Agreement" means the
Mill Owner Maintenance Reserve Account Agreement dated as of August 1, 1995 among Mobile Energy, Southern, the Pulp Mill Owner, the Paper Mill Owner, and the Tissue Mill Owner.

       "Mill Owners" means the Paper Mill Owner, the Pulp Mill Owner, and the Tissue Mill Owner.

       "Mill Owner Step-In Rights" means the rights granted to the Mill Owners by the Master Operating Agreement to assume operational responsibility for the Energy Complex under certain circumstances where Mobile Energy fails to meet the needs of the Mills for Processing Services and that failure is not excused under the Master Operating Agreement.

       "Mixed-Use Bonds" means a total of $172,000,000 in aggregate principal amount of taxable Industrial Development Revenues Bonds due December 1,2019 issued by the IDB in December 1984 to finance the Acquisition of certain facilities at the Energy Complex and at the Pulp Mill.

       "Mobile Energy" means Mobile Energy Services Company, L.L.C.

       "Mobile Energy Step-In Rights" means the right granted to Mobile Energy under the Master Operating Agreement to assume operational responsibility for the Pulp Mill Step-In Equipment if the Pulp Mill Owner fails to perform its obligations under the Water Agreement (and if certain other conditions are satisfied).

       "1994 Bonds" means $117,000,000 principal amount of Industrial Development Revenue Bonds 1994 Series A due December 1, 2014 issued by the IDB and Scott.

       "O&M Agreement" means the Facility Operations and Maintenance
Agreement dated December 12, 1994 between Mobile Energy and Southern Electric.

       "Operation and Maintenance Costs" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy's Step-In Rights, the Pulp Mill Step-In Equipment, including and together with, without limitation, Maintenance Expenditures and any costs and expenses specified in clauses (i) through (xvi) of the definition of Maintenance Expenditures (other than rent payments under the lease agreement between the IDB and Mobile Energy that secures the Tax-Exempt Bonds and payments of principal, premium and interest on the 1994 Bonds).

       "Paper Mill Owner" means S.D. Warren acting in its capacity as the owner of the Paper Mill.

       "Person" means any individual, sole proprietorship, corporation, partnership, limited liability company, joint venture, trust, unincorporated association, Governmental Authority or other entity.

       "Processing Charges" means the usage charges that the Mill
Owners are required to pay to Mobile Energy under the Energy Services Agreements based upon formulas set forth in the Master Operating Agreement and which vary from month to month in accordance with the amount of Processing Services required by, and provided to, such Mill Owner and Mobile Energy's efficiency with respect to fuel usage.

       "Process Model" means the computer model currently being developed by Mobile Energy and the Mill Owners in accordance with certain principles set forth in the Master Operating Agreement that will be used to calculate the fuel cost component of the Processing Charges.

       "Process Water Plant" means the plant owned by the Pulp Mill Owner which supplies water to the Energy Complex and the Mills.

       "Processing Services" means Power Processing Services, Steam Processing Services and Liquor Processing Services.

       "Project Agreements" means the Energy Services Agreements, the
Master Operating Agreement, the Direct Lease, the Supplementary Lease, the O&M Agreement, the Confidentiality Agreement, the Common Services Agreement, the Water Agreement, the Ash Agreement, the Pulp Supply Agreement, the Scott/Kimberly-Clark Environmental Indemnity Agreement, the Mill Environmental Indemnity Agreements, the Transition Agreement and the Easement Deeds.

       "Pulp Mill Owner" means Scott/Kimberly-Clark acting in its capacity as the owner of the Pulp Mill.
                                            8

       "Pulp Mill Step-In Equipment" means the Process Water Plant, the Waste Water Treatment Plant, the Air Compressors (if any of the Mill Owners are operating the Air Compressors) and the Pulp Mill's truck scales.

       "Pulp Supply Agreement" means the agreement under which the Pulp Mill Owner entered into a long-term agreement for the Pulp Mill to supply the Paper Mill with its pulp requirements (subject to minimum and maximum amounts).

       "Scott" means Scott Paper Company.

       "Scott/Kimberly Clark" means Scott, the wholly owned subsidiary of Kimberly-Clark, Inc.

       "Scott/Kimberly-Clark Environmental Indemnity Agreement" means the Environmental Indemnity Agreement between Mobile Energy and
Scott/Kimberly-Clark dated December 12, 1994, including any amendments thereto.

       "S.D. Warren" means S.D. Warren Company.

       "SEC" means the Securities and Exchange Commission.

       "Shared Services" means Steam Processing Services, Power
Processing Services, process water, and compressed air.

       "Services" means any one or more (as the context may require) of Liquor Processing Services and the Shared Services.

       "Southern" means The Southern Company.

       "Southern Electric" means Southern Electric International, Inc.

       "Step-In Rights" means Mill Owner Step-In Rights or Mobile
Energy Step-In Rights, as the context may require.

       "Supplementary Lease" means the Supplementary Lease Agreement between Mobile Energy and Scott/Kimberly-Clark dated December 12, 1994, including any amendments thereto.

       "Tax-Exempt Bonds" means $85,000,000 principal amount of 6.95%
Solid Waste Revenue Refunding Bonds (Mobile Energy Services Company, L.L.C. Project) Series 1995 due 2020 issued by the IDB.

       "Tax-Exempt Indenture" means the Amended and Restated Trust
Indenture dated as of August 1, 1995 between the IDB and First Union National Bank of Georgia, as trustee under which the Tax-Exempt Bonds were issued in August 1995.

       "Tax-Exempt Indenture Securities" means the Tax-Exempt Bonds and any additional senior indebtedness issued pursuant to the Tax-Exempt Indenture.

       "Tissue Mill Owner" means Scott/Kimberly-Clark acting in its capacity as the owner of the Tissue Mill.

       "Transition Agreement" means the Transition Agreement dated
December 12, 1994 between Mobile Energy and Scott/Kimberly-Clark, including any amendments thereto.

       "Waste Water Treatment Plant" means the treatment plant owned by the Pulp Mill Owner and used to treat waste water from the Energy Complex and the Mills.

       "Water Agreement" means the Water Procurement and Effluent
Services Agreement dated December 12, 1994 among Mobile Energy, the Pulp Mill Owner, the Tissue Mill Owner, and the Paper Mill Owner, including any amendments thereto.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1995.




                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                        STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                   For the Three Months        For the Three Months
                                                    Ended March 31, 1996        Ended March 31, 1995
                                                    -------------------        --------------------

OPERATING REVENUES:
         Demand charges                                      $14,208                $14,334
         Processing sales                                      6,705                  6,278
         Other                                                   268                     96
                                                             -------                -------
               Total operating revenues                       21,181                 20,708
                                                             -------                -------

OPERATING EXPENSES:
         Operations and maintenance                            6,279                  4,912
         Fuel                                                  1,911                  1,400
         Depreciation and amortization                         3,068                  2,817
                                                             -------                -------
               Total operating expenses                       11,258                  9,129
                                                             -------                -------

OPERATING INCOME                                               9,923                 11,579
INTEREST EXPENSE                                              (7,581)                (3,236)
OTHER INCOME                                                     191                      7
                                                             -------                -------

NET INCOME                                                    $2,533                 $8,350
                                                             =======                =======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                             For the Three Months          For the Three Months
                                                                March 31, 1996                March 31, 1995
                                                             --------------------          --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $2,533                        $8,350
                                                                  -------                        ------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                 3,406                         2,817
      Change in operating assets and liabilities:
        Accounts receivable                                          (426)                       (9,941)
        Materials and supplies                                         59                          (161)
        Prepaid expenses and other current assets                     785                            77
        Accounts payable                                           (1,338)                       (2,613)
        Accrued interest and other current liabilities             (2,930)                        2,528
                                                                  -------                        ------
            Total adjustments                                        (444)                       (7,293)
                                                                  -------                        ------
            Net cash provided by operating activities               2,089                         1,057
                                                                  -------                        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment                      (2,794)                         (440)
   Construction work in process                                    (1,171)                         (211)
                                                                  -------                        ------
        Net cash used in investing activities                      (3,965)                         (651)
                                                                  -------                        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan Costs                                                        0                          (406)
      Issuance of notes payable                                     5,943                             0
      Payments on long-term debt                                   (2,380)                            0
        Payment of member distributions                           (23,004)                            0

        Net cash used in financing activities                     (19,441)                         (406)
                                                                  -------                        ------

DECREASE IN CASH AND CASH EQUIVALENTS                             (21,317)                            0
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                      40,990                             0
                                                                  -------                        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $19,673                            $0
                                                                  =======                        ======

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest, net of amount capitalized                       $10,085                          $814
                                                                  =======                        ======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.





                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                 BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                             ASSETS

                                                                    At March 31, 1996                At December 31,
                                                                       (Unaudited)                         1995
                                                                    -----------------                --------------
CURRENT ASSETS
   Cash and cash equivalents                                              $10,842                      $40,990
   Restricted deposits                                                      8,831                            0
   Trade accounts receivable                                               14,224                       13,798
   Materials and supplies                                                   2,459                        2,518
   Prepaid expenses and other                                                 847                        1,632
                                                                          -------                     --------
         Total current assets                                              37,203                       58,938
                                                                          -------                     --------

PROPERTY, PLANT AND EQUIPMENT                                              363,870                     361,076
   Less accumulated depreciation                                           (14,671)                    (11,795)
   Construction work in process                                              8,981                       7,810
                                                                          --------                    --------
         Property, plant and equipment, net                                358,180                     357,091
                                                                          --------                    --------

DEFERRED LOAN COST
   Net of accumulated amortization of $455 and $285 at
   March 31, 1996 and December 31, 1995 respectively                        14,681                      14,862
                                                                          --------                    --------

         Total assets                                                     $410,064                    $430,891
                                                                          ========                    ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                     At March 31, 1996             At December 31,
                                                                        (Unaudited)                       1995
                                                                        ----------                 ---------------
CURRENT LIABILITIES
   Trade accounts payable                                                     $920                        $783
   Account payable - associated company                                      4,510                       5,985
   Dividends payable                                                             0                      23,004
   Note payable                                                             20,018                      14,075
   Current portion - long-term debt                                          7,030                       5,895
   Accrued interest                                                          7,046                       9,889
   Other                                                                     1,946                       2,022
                                                                          --------                    --------
         Total current liabilities                                          41,470                      61,653
                                                                          --------                    --------

LONG-TERM DEBT                                                             299,289                     302,466
COMMITMENTS AND CONTINGENCIES (Note B)
MEMBERS' EQUITY                                                             69,305                      66,772
                                                                          --------                    --------

         Total liabilities and members' equity                            $410,064                    $430,891
                                                                          ========                    ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                                            14

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Consolidated Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1995.


                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                               For the Three Months          For the Three Months
                                               Ended March 31, 1996          Ended March 31, 1995
                                               -------------------          --------------------

OPERATING REVENUES:
   Demand charges                                 $14,208                       $14,334
   Processing sales                                 6,705                         6,278
   Other                                              268                            96
                                                  -------                       -------
       Total operating revenues                    21,181                        20,708
                                                  -------                       -------

OPERATING EXPENSES:
   Operations and maintenance                       6,279                         4,912
   Fuel                                             1,911                         1,400
   Depreciation and amortization                    3,068                         2,817
                                                  -------                       -------
       Total operating expenses                    11,258                         9,129
                                                  -------                       -------

OPERATING INCOME                                    9,923                        11,579
INTEREST EXPENSE                                   (7,581)                       (3,236)
OTHER INCOME                                          191                             7
MINORITY INTEREST                                     (25)                          (52)
                                                  -------                       -------
INCOME BEFORE TAXES                                 2,508                         8,298
PROVISION FOR INCOME TAXES                            959                         3,194
                                                  -------                       -------
NET INCOME                                         $1,549                        $5,104
                                                  =======                       =======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months          For the Three Months
                                                                       March 31, 1996                March 31, 1995
                                                                    --------------------          --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $1,549                        $8,350
                                                                           -------                        ------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                     3,406                         2,817
           Change in operating assets and liabilities:
               Accounts receivable                                            (426)                       (9,941)
               Materials and supplies                                           59                          (161)
               Prepaid expenses and other current assets                       785                            77
               Accounts payable                                             (1,338)                       (2,613)
               Accrued interest and other current liabilities               (5,045)                        2,528
                                                                           -------                        ------
                    Total adjustments                                       (2,559)                       (7,293)
                                                                           -------                        ------
                    Net cash provided (used) by operating activities        (1,010)                        1,057
                                                                           -------                        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                            (2,794)                         (440)
      Construction work in process                                          (1,171)                         (211)
                                                                           -------                        ------
               Net cash used in investing activities                        (3,965)                         (651)
                                                                           -------                        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan Costs                                                                 0                          (406)
      Increase in deferred income taxes                                      3,099                             0
      Issuance of notes payable                                              5,943                             0
      Payments on long-term debt                                            (2,380)                            0
      Payment of dividends                                                 (23,004)                            0
                                                                           -------                        ------
               Net cash used in financing activities                       (16,342)                         (406)
                                                                           -------                        ------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (21,317)                            0
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                   41,118                             0
                                                                           -------                        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $19,801                            $0
                                                                           =======                        ======

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                         $10,085                          $814
                                                                           =======                        ======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS
                                                                    At March 31, 1996          At December 31,
                                                                       (Unaudited)                  1995
                                                                    -----------------          --------------
CURRENT ASSETS
       Cash and cash equivalents                                          $10,970                 $41,118
       Restricted deposits                                                  8,831                       0
       Trade accounts receivable                                           14,224                  13,798
       Materials and supplies                                               2,459                   2,518
       Prepaid expenses and other                                             817                   1,107
       Other                                                                   30                     526
                                                                          -------                --------
       Total current assets                                                37,331                  59,067
                                                                          -------                --------
PROPERTY, PLANT AND EQUIPMENT                                             363,870                 361,076
       Less accumulated depreciation                                      (14,671)                (11,795)
       Construction work in process                                         8,981                   7,810
                                                                         --------                --------
       Property, plant and equipment, net                                 358,180                 357,091
                                                                         --------                --------
DEFERRED LOAN COST
       Net of accumulated amortization of $455 and $285 at
       March 31, 1996 and December 31, 1995 respectively                   14,681                  14,862
                                                                         --------                --------

         Total assets                                                    $410,192                $431,020
                                                                         ========                ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                     At March 31, 1996       At December 31,
                                                                        (Unaudited)               1995
                                                                     -----------------       ---------------
CURRENT LIABILITIES
       Trade accounts payable                                                 $920                   $783
       Account payable - associated company                                  4,531                  6,007
       Dividends payable                                                         0                 23,004
       Note payable                                                         20,018                 14,075
       Current portion - long-term debt                                      7,030                  5,895
       Current income tax payable                                            1,196                  3,335
       Accrued interest                                                      7,046                  9,889
       Other                                                                 1,961                  2,038
                                                                          --------               --------
         Total current liabilities                                          42,702                 65,026
                                                                          --------               --------
DEFERRED INCOME TAXES                                                       25,193                 22,094
                                                                          --------               --------
LONG-TERM DEBT                                                             299,289                302,466

MINORITY INTEREST                                                              693                    668
                                                                          --------               --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
       Common stock, $1 par value; 1,000 shares
          authorized and outstanding                                             1                      1
       Paid-in capital                                                      41,367                 41,367
       Retained earnings (deficit)                                             947                   (602)
                                                                          --------               --------
               Total stockholder's equity                                   42,315                 40,766
Total liabilities and stockholder's equity                                $410,192               $431,020
                                                                          ========               ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                                            18

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

                  MOBILE ENERGY                              A, B

                  HOLDINGS                                   A, B

                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) On December 19, 1994, Mobile Energy entered into two swaps with a bank. The purpose of the swaps was to reduce the potential impact of interest rate fluctuations between December 19, 1994 and the date the rates on the Tax Exempt Bonds and the First Mortgage Bonds were fixed. On August 24, 1995, Mobile Energy paid approximately $32.3 million from the proceeds of its First Mortgage Bond offering to terminate the swaps. This payment is deferred and amortized to interest expense over the period of the related debt.

(B) Mobile Energy is contractually obligated under the Energy Service Agreements to provide power processing services and steam processing services to the mills and liquor processing services to the pulp mill for a period of 25 years beginning December 16, 1994. Under the terms of the Agreements, the Mill Owners are obligated to pay monthly fixed Demand Charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased.

         In connection with the Acquisition (as hereinafter defined), Mobile Energy entered into two noncancelable land leases (the "Leases") with Scott. Rent expense under each of the Leases approximates $1 per year from 1995 through 2019. Also contained in each of the Leases is an option to purchase the land from Scott/Kimberly-Clark at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott/Kimberly-Clark's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value within certain preset bounds. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under FASB No. 13, "Accounting for Leases."

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

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Pulp, Paper and Tissue Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor, a necessary component of the pulp making process (this process, the "Liquor Processing Services"). The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Charges for services provided to the Mills.

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

Revenues

Operating revenues for the first quarter of 1996 increased $.5 million, or 2.3%, compared to the first quarter of 1995, primarily due to increased processing sales revenues. The level of Processing Charges for both periods reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Charges for the first quarter of 1996 and 1995, in thousands of dollars and expressed as a percent of total revenues, were as follows:


                                                            Quarter Ended
                                 -----------------------------------------------------------
                                      March 31, 1996                      March 31, 1995
                                   Dollars        Percent             Dollars         Percent
                                   -------        -------             -------         -------
                                                         (in thousands)
     Demand Charges:
         Pulp Mill                 $9,109          43.0%              $9,327            45.0%
         Tissue Mill                2,517          11.9%               2,470            11.9%
         Paper Mill                 2,582          12.2%               2,547            12.3%
                                  -------          ----              -------            -----
                                   14,208          67.1%              14,334            69.2%

     Processing Charges:
         Pulp Mill                  1,594           7.5%               1,311             6.3%
         Tissue Mill                2,519          11.9%               2,443            11.8%
         Paper Mill                 2,592          12.2%               2,524            12.2%
                                  -------          -----             -------            -----
                                    6,750          31.7%               6,278            30.3%

     Other revenues                   268           1.3%                  96             0.5%
                                      ---           ---                   --             ----

         Total revenues           $21,181         100.0%             $20,708           100.0%
                                  =======         =====              =======           =====



     The Mills' peak usage of Processing Services during the first quarter of 1996 and 1995 were as follows:

                                                  YTD 3-31-96                   YTD 3-31-95
                                           -------------------------      ---------------------
                                             Peak          Contractual      Peak       Contractual
      Mill     Processing Services           Usage           Demand         Usage        Demand

      Pulp     Liquor Conversion
               MMLBs/week                     41.5            42.7          42.4           42.7
               Steam
               MMBTUs/hr                     499.3           500.0         469.5          500.0
               Electricity                                                   Not
               MW/hr                          28.9            32.0      Available          32.0

      Tissue   Steam
               MMBTUs/hr         255.5      280.0       273.1      280.0
               Electricity                              Not
               MW/hr              36.6       39.5    Available      39.5

      Paper    Steam
               MMBTUs/hr         419.5      420.0       443.8      420.0
               Electricity                              Not
               MW/hr              20.9       22.5    Available      22.5



    Prior to the installation of certain electrical meters, which was completed in February 1996, Mobile Energy could not precisely determine the peak usage of each Mill for Power Processing Services.

Expenses

Total operating expenses increased $2.1 million, or 23.3% , from $9.1 million to $11.3 million in the three month period ending March 31, 1996 compared to the comparable period for 1995. This increase was primarily due to a $1.4 million, or 27.8%, increase in Operation and Maintenance costs and reflects the cost of a scheduled maintenance outage in March 1996. Additionally, fuel expenses increased 36.5%, or $.5 million in 1996 compared to 1995, also as a result of the scheduled maintenance outage, as a standby gas-fired boiler was used in lieu of Mobile Energy's primary coal-fired boiler which was idle during the outage.

     Interest expense increased $4.4 million, or 134.3%, in the first quarter of 1996 compared to 1995. The increase in interest expense in the first quarter of 1996 compared to 1995 reflects the issuance of $255.2 million First Mortgage Bonds in August 1995 bearing a coupon interest rate of 8.665% and the amortization of swap breakage costs relative to interest rate hedging agreements entered into in connection with the Acquisition.

     Mobile Energy's net income for the first quarter of 1996 was $2.5 million, representing a decrease of $5.8 million, or 69.7%, compared to the comparable period in 1995 and was largely due to the increase in interest expense as explained above. Similarly, Holdings' net income for the first quarter of 1996 also decreased 69.7%, or $3.6 million, compared to the first quarter of 1995 and reflects comparable decreases in minority interest and income taxes. Income taxes were provided for based on a combined 38.25% state and federal rate applied to pre-tax income of $2.5 million for the first quarter of 1996 and $8.3 million for the first quarter of 1995.

Liquidity and Capital Resources

As of March 31, 1996, Holdings had $19.8 million in cash and cash equivalents and total debt of $326.3 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the " Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $28.2 million and $29.6 million for 1996 and 1997, respectively. During the three month period ending

March 31, 1996, actual Operation and Maintenance Costs aggregated $6.3 million compared to a budget of $6.5 million. As of March 31, 1996 Mobile Energy also had spent approximately $15.1 million on the construction and installation of certain facilities and equipment and to purchase inventory, of which approximately $3.2 million was expended during the first quarter of 1996.

     In 1995, Mobile Energy spent approximately $32.3 million to pay certain termination costs related to interest rate hedging agreements to which Mobile Energy was a party that were entered into in connection with the Acquisition. The interest rate hedging agreements were not entered into in respect of existing indebtedness of Holdings or of Mobile Energy. Rather, the interest rate hedging agreements were entered into in anticipation of the issuance of the First Mortgage Bonds and Tax-Exempt Bonds issued in August 1995 in order to enable Holdings, following the Acquisition, to structure its financing around a targeted aggregate annual debt service (including principal and interest), while resulting in approximately the same amount of aggregate net proceeds available to Mobile Energy (inclusive of amounts payable to Mobile Energy, and net of amounts payable by Mobile Energy, in connection with the termination of such interest rate hedging agreements). In "terminating" the interest rate hedging agreements, Mobile Energy assigned it rights and obligations under the agreements to a bank on a non-recourse basis.

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

     Mobile Energy has no plans to enter into other agreements to fix or otherwise manage interest rate risk in the near future. The indebtedness evidenced by the First Mortgage Bonds and the Tax-Exempt Bonds bears fixed rate interest, and the indebtedness represented by borrowings under a revolving credit facility providing for working capital loans to Mobile Energy (the "Working Capital Facility"), which is limited to $15.0 million, bears interest at variable rates. Subject to Mobile Energy's right to incur additional indebtedness, the indebtedness represented by the First Mortgage Bonds, the Tax-Exempt Bonds and the Working Capital Facility currently is Mobile Energy's only material long-term indebtedness.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1996 and 1997 are $34.7 million and $34.7 million, respectively. Payments of principal and interest on long-term debt for the three month period ending March 31, 1996 aggregated $12.3 million.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under the Working Capital Facility, balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $5.8 million under such a revolving credit facility maintained by Southern with Banque Paribas.

     In order to provide for Mobile Energy's working capital needs, in August 1995 Mobile Energy entered into the Working Capital Facility with Banque Paribas (the "Working Capital Facility Provider") providing working capital loans to Mobile Energy. The Working Capital Facility provides for a maximum available amount of $15.0 million and may be drawn on by Mobile Energy from time to time. Borrowings under the Working Capital Facility generally will be used by Mobile Energy to pay for operation and maintenance costs incurred by Mobile Energy. Each working capital loan is due and payable no later than 90 days from the date such working capital loan was advanced to Mobile Energy, and no more than $5.0 million (to be adjusted in proportion to any adjustments to the maximum available amount under the Working Capital Facility) of working capital loans may be scheduled to mature during any calendar month. Mobile Energy is required to repay each working capital loan on its due date and may, upon notice to the Working Capital Facility Provider, repay or prepay any working capital loan on any business day without premium or penalty, other than certain funding breakage costs in respect of working capital loans bearing interest at the LIBOR Rate (as defined in the Working Capital Facility). Mobile Energy is permitted to re-borrow all amounts repaid or prepaid. Mobile Energy is required to repay all working capital loans such that no amounts are outstanding under the Working Capital Facility one time each year for a period of five consecutive days. Subject to earlier termination under certain circumstances and subject to extension thereof by the Working Capital Facility Provider, the Working Capital Facility will expire on December 31, 2001.

     Amounts payable under the Working Capital Facility are secured ratably with all other Senior indebtedness of Mobile Energy (subject to the priority of the lien of the Working Capital Facility Provider on receivables and fuel inventory). The Working Capital Facility Provider is entitled to the repayment of principal, interest, fees and other amounts scheduled to be due under the Working Capital Facility prior to the payment of operation and maintenance costs (other than certain operation and maintenance costs payable to the Mill Owners in connection with the exercise of certain remedies the Mill Owners have under the Project Agreements) and (together with, upon the occurrence and continuation of certain Bankruptcy Events in respect of Mobile Energy or Holdings, all amounts due upon the acceleration thereof) prior to any amounts payable in respect of other senior indebtedness, including the First Mortgage Bonds and any amounts payable under the lease entered into in connection with the Tax-Exempt Bonds. Upon the distribution of certain monies or proceeds of pledged collateral following certain events of default or Bankruptcy Events, the Working Capital Facility Provider is entitled to payment in full in priority to all other holders of senior indebtedness out of (i) Mobile Energy's receivables and (ii) the proceeds of the sale of the Energy Complex's fuel inventory.

     Upon its establishment in August 1995 at the time of the issuance of the First Mortgage Bonds and the Tax-Exempt Bonds, the Maintenance Reserve Account was credited in an amount equal to $11.0 million. In lieu of funding the Maintenance Reserve Account with cash at that time, Mobile Energy provided instead a guaranty from Southern in an amount equal to $11.0 million. Monies in the Maintenance Reserve Account are applied to the payment of Maintenance Expenditures.

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

     Mobile Energy has established a separate account (the "Mill Owner Maintenance Reserve Account") pursuant to the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement for the benefit of Mobile Energy and, while the Mill Owners are exercising the Mill Owner Step-In Rights, the Mill Owners. The Mill Owner Maintenance Reserve Account is currently funded in an amount equal to $2.0 million. In lieu of funding the Mill Owner Maintenance Reserve Account with cash, Mobile Energy provided capital infusion arrangements executed by Southern in favor of Mobile Energy and the Mill Owners in an amount equal to $2.0 million in the aggregate. The Mill Owner Maintenance Reserve Account and monies on deposit therein, or otherwise credited thereto, do not secure Mobile Energy's senior indebtedness. Nevertheless, given that the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement permit funds on deposit in the Mill Owner Maintenance Reserve Account to be used, under certain limited circumstances, for, among other things, operations and maintenance expenses, amounts on deposit therein, or otherwise credited thereto, will be credited against Mobile Energy's funding obligation in respect of the Maintenance Reserve Account.

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter ended March 31, 1996, 67.1% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

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

     Payments of Demand Charges and Processing Charges by the Mill Owners under the Energy Services Agreements are expected to provide virtually all of Mobile Energy's operating revenues and are therefore the primary source of funds for the payment of debt service. There are no significant alternative sources of funds available to Mobile Energy to make such debt service payments (other than a debt service reserve account established for the benefit of the holders of the First Mortgage Bonds (the "Debt Service Reserve Account"), a debt service reserve account established for the benefit of the holders of the Tax-Exempt Bonds (the "Tax-Exempt Debt Service Reserve Account") and, under certain circumstances, certain other accounts). The Debt Service Reserve Account is funded in an amount equal to $21,936,000 (the "Debt Service Reserve Account Required Balance"). Mobile Energy may, in whole or in part, replace monies on deposit in, or fund amounts required to be deposited in, the Debt Service Reserve Account with Reserve Account Security. Currently Mobile Energy has funded the Debt Service Reserve Account with Reserve Account Security (in the form of a guaranty from Southern) in an amount equal to the Debt Service Reserve Account Required Balance. Currently, the Tax-Exempt Debt Service Reserve Account is funded with Reserve Account Security (in the form of a letter of credit) in an amount equal to $5,908,000.

     If Demand Charges and Processing Charges were at any time to be insufficient to cover Mobile Energy's fixed costs (including payment of debt service) Mobile Energy could be unable to make its required debt service payments (particularly if funds then available in the Debt Service Reserve Account, the Tax-Exempt Debt Service Reserve Account or the other accounts were also insufficient to cover such payments) or could be unable to pay its other fixed costs.

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

     One proposed regulatory requirement is the Cluster Rule, which has been proposed, but has not yet been promulgated, by the EPA. The EPA proposed a revised version of the water effluent guidelines and emissions standards contained in the Cluster Rule in 1996. Mobile Energy has not determined the potential impact of the revised proposed guidelines and standards on the Mills. None of the Mills are contractually obligated to Mobile Energy to comply with the Cluster Rule or any other environmental regulation. Thus, the Mills could choose to close entirely rather than incur the costs imposed by the Cluster Rule. As such, the failure by the Mills to spend the monies necessary to comply with the Cluster Rule could, indirectly, have a material adverse impact on Mobile Energy's results of operations, to the extent that it were to reduce the amount of Processing Services the Mills purchase from the Energy Complex.

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

     Finally, in the event that the Jackson Lott Road landfill or any other landfill at which Mobile Energy's boiler ash is disposed requires remediation in the future, Mobile Energy may be required to participate. At present, Mobile Energy cannot estimate the amount by which its costs would increase as a result thereof. However, a requirement to participate in landfill remediation could have a material adverse impact on Mobile Energy.

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

     The Alabama Department of Revenue requested information from Mobile Energy in order to determine if Mobile Energy's property, including its intangible property, is subject to central assessment of ad valorem taxes by the Alabama Department of Revenue under Chapter 40-21 of the Code of Alabama (which applies to certain companies in the nature of public utilities, including companies operating a plant or business for the production, distribution, or sale of electricity, electric light, electric power, or steam heat) rather than being subject to local assessment of ad valorem taxes by the County of Mobile. Central assessment of ad valorem taxes under Chapter 40-21 of the Code of Alabama could materially increase the ad valorem taxes owed by Mobile Energy due to differences in assessment ratios and the types of property subject to taxation. Mobile Energy responded to the Alabama Department of Revenue that Mobile Energy is not a company in the nature of a public utility subject to central assessment of ad valorem taxes by the Alabama Department of Revenue under Chapter 40-21 of the Code of Alabama. By letter dated April 10, 1996, the Ad Valorem Tax Division of the Alabama Department of Revenue informed Mobile Energy that it had determined that Mobile Energy is not a public utility as defined in section 40-21-1 of the Code of Alabama and that its ad valorem tax assessments should be made with the local tax assessors.

     Under Alabama law, property owned by the IDB and used by a private user pursuant to a lease or other agreement entered into prior to May 1992 (or entitled to be used by a private user at some future time pursuant to an inducement entered into or adopted prior to May 1992) is not subject to ad valorem taxes. The Energy Complex equipment refinanced with the Tax-Exempt Bonds, the 1994 Bonds, the Mixed-Use Bonds and the Environmental Bonds is all owned by the IDB and was constructed and leased to a private user prior to May 1992 or, in the case of the equipment financed with the 1994 Bonds, pursuant to an inducement agreement entered into prior to May 1992. Accordingly, Mobile Energy has taken the position that such equipment is not subject to ad valorem taxes (and that no such taxes have ever been paid with respect to such equipment). In addition, Mobile Energy has received no notice or other determination from the Alabama Department of Revenue or the County of Mobile finding that such equipment actually is (or will be) subject to ad valorem taxes. There can be no assurance, however, that Mobile Energy will at all times be considered to be in compliance with all applicable tax statutes and regulations or if such equipment were subject to ad valorem taxes, that any action required to bring Mobile Energy into compliance with applicable tax statutes and regulations would not materially adversely affect Mobile Energy's financial condition.

PART II  -   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

    (a)      Exhibits.

             Exhibit 27 - Financial Data Schedules
             (a)    Mobile Energy
             (b)    Holdings

    (b)      Reports on Form 8-K.

             Neither registrant filed a Form 8-K during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES COMPANY L.L.C.



              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                                      Date: May 14, 1996
- -------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES HOLDINGS, INC.



              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)

                                                      Date:  May 14, 1996