Form 10-Q
period 1998-03-31
MOBILE ENERGY SERVICES HOLDINGS INC; MOBILE ENERGY SERVICES CO LLC
filed 1998-05-15
CIK 945979, 948362

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998


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

                                       Description of         Shares Outstanding
Registrant                             Common Stock           at April 30, 1998

Mobile Energy Services Company, L.L.C. Not Applicable
Mobile Energy Services Holdings, Inc.  Par Value $1 Per Share        1,000

       Each of the registrants meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure as permitted by such General Instruction H.

                                Table of Contents

                                                                         PAGE
PART I

Selected Definitions                                                       4

Item 1.       Financial Statements                                        10

Mobile Energy Services Company, L.L.C.
              Management's Opinion as to Fair Statement of Results        10
              Condensed Statements of Income                              11
              Condensed Statements of Cash Flows                          12
              Condensed Balance Sheets                                    13

Mobile Energy Services Holdings, Inc.
              Management's Opinion as to Fair Statement of Results        14
              Condensed Consolidated Statements of Income                 15
              Condensed Consolidated Statements of Cash Flows             16
              Condensed Consolidated Balance Sheets                       17

Notes to the Condensed Financial Statements                               18

Item 2.       Combined Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         21

PART II

Item 5.       Other Information                                           27

Item 6.       Exhibits and Reports on Form 8-K                            29

Signatures                                                                30

                              SELECTED DEFINITIONS

              When used in this report, the following terms will have the meanings indicated.

                  "Air Compressors" means the air compressors and related facilities that service the compressed air needs of the Mills and the Energy Complex that are owned by Kimberly-Clark Tissue and located on the property leased by Kimberly-Clark Tissue to Mobile Energy.

                  "Alabama Power" means Alabama Power Company.

                  "Alabama PSC" means the Alabama Public Service Commission.

                  "Cluster Rule" means a regulation adopted by the Environmental Protection Agency ("EPA") in 1997 that includes (1) certain effluent limitation guidelines and standards for the control of waste water pollutants and (2) national emission standards for hazardous air pollutants emitted from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods.

                  "Combustion Rule" means the regulation that the EPA has indicated it expects to propose applicable to the pulp and paper industry facilities, consisting of effluent guidelines and hazardous air pollutant emission standards for combustion sources.

                  "Common Services Agreement" means the Common Services Agreement dated December 12, 1994 among Mobile Energy, Kimberly-Clark Tissue, the Paper Mill Owner, the Tissue Mill Owner and the Pulp Mill Owner, including any amendments thereto.

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

                  "First Mortgage Bonds" means $255,210,000 original principal amount of 8.665% First Mortgage Bonds due 2017 issued by Mobile Energy and unconditionally guaranteed by Holdings.

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

                  "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

                  "Kimberly-Clark Tissue" means Kimberly-Clark Tissue Company, the owner of the Tissue Mill and the Pulp Mill.

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

                  "Master Operating Agreement" means the amended and restated Master Operating Agreement (including any amendments thereto or restatements thereof) dated as of July 13, 1995 among Mobile Energy, Kimberly-Clark Tissue, the Tissue Mill Owner, the Pulp Mill Owner, and the Paper Mill Owner.

                  "Mill" means either of the Pulp Mill, the Paper Mill or the Tissue Mill.

                  "Mill Closure" means a Mill Owner makes a public announcement that it will close its Mill for a period of at least one year or that it will reduce production of pulp, tissue or paper (as applicable) at its Mill (permanently or for a period of at least two years) to less than 10% of such Mill's 1994 production levels, or there occurs a two-year period during which production at such Mill is less than 10% of 1994 production levels (for any reason other than a force majeure event).

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

                  "1994 Bonds" means $117,000,000 original principal amount of Industrial Development Revenue Bonds 1994 Series A due December 1, 2014 issued by the IDB and Scott.

                  "Operations and Maintenance Costs" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy Step-In Rights, the Pulp Mill Step-In Equipment, including and together with, without limitation, Maintenance Expenditures and any costs and expenses specified in clauses (i) through (xvi) of the definition of Maintenance Expenditures (other than rent payments under the lease agreement between the IDB and Mobile Energy that secures the Tax-Exempt Bonds and payments of principal, premium and interest on the 1994 Bonds).

                  "Paper Mill Owner" means Warren Alabama acting in its capacity as the owner of the Paper Mill.

                  "Peak Usage" (I) with respect to Liquor Processing Services, means the amount of Liquor Processing Services utilized by the Pulp Mill (measured in millions of pounds of virgin dry black liquor solids sent to the precipitation mix tanks) during the one (1) week interval of time in which the Liquor Processing Services consumed by the Pulp Mill were at the highest levels;
(ii) with respect to Power Processing Services, means with regard to a particular Mill, the average of the amount of Power Processing Services utilized by that Mill (measured in kilowatts) during the five (5) fifteen (15) minute intervals of time (which intervals do not overlap) in which the Power Processing Services utilized by that Mill were at the highest levels; and (iii) with respect to Steam Processing Services, means with regard to a particular Mill, the average of the amount of Steam Processing Services utilized by that Mill (measured in millions of BTUs per hour) during the five (5) one (1) hour intervals of time (which intervals do not overlap) in which the Steam Processing Services utilized by that Mill were at the highest levels.

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

                  "Processing Services" means Power Processing Services, Steam Processing Services and Liquor Processing Services.

                  "Pulp Mill Owner" means Kimberly-Clark Tissue acting in its capacity as the owner of the Pulp Mill.

                  "Pulp Mill Step-In Equipment" means the Process Water Plant, the Waste Water Treatment Plant, the Air Compressors (if any of the Mill Owners are operating the Air Compressors) and the Pulp Mill's truck scales.

                  "Scott" means Scott Paper Company.

                  "S.D. Warren" means S.D. Warren Company.

                  "SEC" means the Securities and Exchange Commission.

                  "Shared Services" means Steam Processing Services, Power Processing Services, process water, and compressed air.

                  "Services" means any one or more (as the context may require) of Liquor Processing Services and the Shared Services.

                  "Southern" means The Southern Company.

                  "Southern Energy" means Southern Energy Resources, Inc. (formerly known as Southern Energy, Inc. and Southern Electric International, Inc.)

                  "Step-In Rights" means Mill Owner Step-In Rights or Mobile Energy Step-In Rights, as the context may require.

                  "Tax-Exempt Bonds" means $85,000,000 principal amount of 6.95% Solid Waste Revenue Refunding Bonds (Mobile Energy Services Company, L.L.C. Project) Series 1995 due 2020 issued by the IDB.

                  "Tax-Exempt Indenture" means the Amended and Restated Trust Indenture dated as of August 1, 1995 between the IDB and First Union National Bank of Georgia, as trustee, under which the Tax-Exempt Bonds were issued in August 1995.

                  "Tax-Exempt Indenture Securities" means the Tax-Exempt Bonds and any additional senior indebtedness issued pursuant to the Tax-Exempt Indenture.

                  "Tissue Mill Owner" means Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill.

                  "Warren Alabama" means S.D. Warren Alabama L.L.C., the owner of the Paper Mill.

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

Cautionary Statement Regarding Forward-Looking Information

     In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that any such indicated results will be realized. Factors which could cause the actual results in future periods to differ materially include but are not limited to those discussed or identified from time to time in Mobile Energy's or Holdings' filings with the SEC. Specifically, these factors include, but are not limited to, the following: the impact of the Cluster Rules and the Combustion Rules on the Mills and the Energy Complex; the ability of each Mill Owner to reduce its production at its Mill and to terminate its Energy Services Agreement upon the closure of its Mill, which could reduce materially the Demand Charges and Processing Charges received by Mobile Energy; the effect of the closure of the Pulp Mill and the termination of the Pulp Mill ESA; the cyclical market fluctuations in the pulp, tissue and paper industry; the inability of Mobile Energy to change its Demand Charges or Processing Charges to the Mill Owners to reflect increased capital expenditures or operating expenses except under certain limited circumstances; the ability of the Mill Owners to sell and transfer their respective Mills which could result in the reduction of the credit quality or industry expertise of the Mill Owner; and changes in or the application of environmental and other laws and regulations to which Mobile Energy and Holdings are subject.

Item 1.  FINANCIAL STATEMENTS




                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1997 and 1998. The presentation of the financial statements does not reflect any adjustments related to the events discussed in footnote (B) to the financial statements. As discussed in footnote (B), management is in the process of assessing the impact of such events and determining what, if any, result they will have on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1997.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                           For the Three        For the Three
                                           Months Ended         Months Ended
                                           March 31, 1998       March 31, 1997
                                           --------------       --------------
OPERATING REVENUES:
         Demand charges                        $13,929               $14,086
         Processing charges                      6,690                 7,690
         Compressed air                            240                   180
         Ash hauling                               157                   287
                                             ---------              --------
               Total operating revenues         21,016                22,243
                                             ---------              --------

OPERATING EXPENSES:
         Operations and maintenance              6,737                 6,792
         Fuel                                    1,795                 2,923
         Depreciation and amortization           3,254                 3,241
                                             ---------              --------
               Total operating expenses         11,786                12,956
                                             ---------              --------

OPERATING INCOME                                 9,230                 9,287
INTEREST EXPENSE                                (7,259)               (7,413)
OTHER INCOME                                       127                   132
                                             ---------              --------

NET INCOME                                      $2,098                $2,006
                                             =========              ========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                        For the Three Months        For the Three Months
                                                        Ended March 31, 1998        Ended March 31, 1997
                                                        --------------------        ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $ 2,098                     $   2,006
                                                               -------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                         3,621                         3,598
           Change in operating assets and liabilities:
               Accounts receivable                               1,289                          (296)
               Prepaid expenses and other current assets         8,796                         7,711
               Accounts payable                                 (4,176)                       (3,949)
               Accrued interest and other current liabilities   (8,132)                       (6,696)
                                                               -------                     ---------
                    Total adjustments                            1,398                           368
                                                               -------                     ---------
                    Net cash provided by operating activities    3,496                         2,374
                                                               -------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                  (731)                         (352)
                                                               --------                    ---------
               Net cash used in investing activities              (731)                         (352)
                                                               -------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net             (5,751)                       (7,211)
      Equity Contributions                                           0                         7,071
      Repayment of long-term debt                               (3,835)                       (3,515)
      Payment of member distributions                          (12,643)                      (12,782)
                                                               --------                     ---------
               Net cash used in financing activities           (22,229)                      (16,437)
                                                               -------                      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (19,464)                      (14,414)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                 23,131                        19,896
                                                               -------                     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       3,667                     $   5,482
                                                               =======                     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized             $13,437                     $ 13,959
                                                               =======                     ========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS



                                                                    At March 31, 1998                At December 31,
                                                                       (Unaudited)                         1997
CURRENT ASSETS
   Cash and cash equivalents                                            $   3,667                       $ 23,131
   Restricted deposits                                                      8,737                         17,335
   Trade accounts receivable                                               14,221                         15,510
   Materials and supplies                                                   3,219                          3,185
   Prepaid expenses and other                                                 751                            982
                                                                        ---------                       --------
         Total current assets                                              30,595                         60,143
                                                                        ---------                       --------

PROPERTY, PLANT AND EQUIPMENT                                             378,368                        377,232
   Less accumulated depreciation                                          (39,261)                       (35,091)
   Construction work in process                                             2,407                          1,676
                                                                        ---------                       --------
         Property, plant and equipment, net                               341,514                        343,817
                                                                        ---------                       --------

DEFERRED LOAN COST
   Net of accumulated amortization of $1,822 and $1,652 at
   March 31, 1998 and December 31, 1997, respectively                      13,334                         13,504
                                                                        ---------                       --------

         Total assets                                                   $ 385,443                       $417,464
                                                                        =========                       ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                     At March 31, 1998             At December 31,
                                                                         (Unaudited)                    1997
CURRENT LIABILITIES
   Trade accounts payable                                                $  2,078                      $  1,898
   Account payable - associated company                                       824                         5,180
   Distribution payable                                                         0                        12,642
   Note payable                                                            10,405                        16,156
   Current portion - long-term debt                                         8,100                         7,885
   Accrued interest                                                         6,685                        13,503
   Other                                                                    1,946                         3,210
                                                                         --------                      --------
         Total current liabilities                                         30,038                        60,474
                                                                         --------                      --------

LONG-TERM DEBT                                                            286,286                       289,969
COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY                                                            69,119                        67,021
                                                                         --------                      --------

         Total liabilities and members' equity                           $385,443                      $417,464
                                                                         ========                      ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1997 and 1998. The presentation of the financial statements does not reflect any adjustments related to the events discussed in footnote (B) to the financial statements. As discussed in footnote (B), management is in the process of assessing the impact of such events and determining what, if any, result they will have on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1997.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                               For the Three Months               For the Three Months
                                                               Ended March 31, 1998               Ended March 31, 1997
                                                               --------------------               --------------------

OPERATING REVENUES:
         Demand charges                                                $13,929                           $14,086
         Processing charges                                              6,690                             7,690
         Compressed air                                                    240                               180
         Ash hauling                                                       157                               287
                                                                       -------                           -------
               Total operating revenues                                 21,016                            22,243
                                                                       -------                           -------

OPERATING EXPENSES:
         Operations and maintenance                                      6,737                             6,792
         Fuel                                                            1,795                             2,923
         Depreciation and amortization                                   3,254                             3,241
                                                                       -------                           -------
               Total operating expenses                                 11,786                            12,956
                                                                       -------                           -------

OPERATING INCOME                                                         9,230                             9,287
INTEREST EXPENSE                                                        (7,259)                           (7,413)
OTHER INCOME                                                               148                               116
MINORITY INTEREST                                                          (20)                              (20)
                                                                       -------                           -------
INCOME BEFORE TAXES                                                      2,099                             1,970
PROVISION FOR INCOME TAXES                                                 795                               754
                                                                       -------                           -------
NET INCOME                                                             $ 1,304                           $ 1,216
                                                                       =======                           =======


The accompanying notes as they relate to Holdings are an integral part of these condensed statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                   For the Three Months       For the Three Months
                                                                   Ended March 31, 1998       Ended March 31, 1997
                                                                  ---------------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $ 1,304                     $ 1,216
                                                                         -------                     -------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                   3,621                       3,598
           Increase in deferred income taxes                               3,048                       3,451
           Changes in operating assets and liabilities:
               Accounts receivable                                         1,289                        (296)
               Prepaid expenses and other current assets                   6,709                       4,278
               Accounts payable                                              145                        (366)
               Accrued interest and other current liabilities             (8,281)                     (5,737)
                                                                         -------                     -------
                    Total adjustments                                      6,531                       4,928
                                                                         -------                     -------
                    Net cash provided by operating activities              7,835                       6,144
                                                                         -------                     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                            (731)                       (352)
                                                                         --------                    -------
               Net cash used in investing activities                        (731)                       (352)
                                                                         -------                     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable                            (5,751)                     (7,211)
      Repayment of long-term debt                                         (3,835)                     (3,515)
      Payment of dividends & return of capital                           (22,518)                    (16,012)
                                                                         -------                     -------
               Net cash used in financing activities                     (32,104)                    (26,738)
                                                                         -------                     -------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (25,000)                    (20,946)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                 28,780                      26,679
                                                                         -------                     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 3,780                     $ 5,733
                                                                         ========                    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                       $13,437                     $13,959
                                                                         =======                     =======



The accompanying notes as they relate to Holdings are an integral part of these condensed statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS


                                                                    At March 31, 1998              At December 31,
                                                                        (Unaudited)                     1997
CURRENT ASSETS
       Cash and cash equivalents                                        $    3,780                    $ 28,780
       Restricted deposits                                                   8,737                      17,335
       Trade accounts receivable                                            14,221                      15,510
       Materials and supplies                                                3,219                       3,185
       Prepaid expenses and other                                            3,338                       1,483
                                                                        ----------                    --------
       Total current assets                                                 33,295                      66,293
                                                                        ----------                    --------

PROPERTY, PLANT AND EQUIPMENT                                              378,368                     377,232
       Less accumulated depreciation                                       (39,261)                    (35,091)
       Construction work in process                                          2,407                       1,676
                                                                        ----------                    --------
       Property, plant and equipment, net                                  341,514                     343,817
                                                                        ----------                    --------
DEFERRED LOAN COST
       Net of accumulated amortization of $1,822 and $1,652 at
       March 31, 1998 and December 31, 1997, respectively                   13,334                      13,504
                                                                        ----------                    --------

         Total assets                                                     $388,143                    $423,614
                                                                          ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                     At March 31, 1998             At December 31,
                                                                        (Unaudited)                     1997

CURRENT LIABILITIES
       Trade accounts payable                                           $    2,078                    $  1,898
       Account payable - associated company                                  1,324                       1,360
       Dividends payable                                                         0                      22,518
       Note payable                                                         10,405                      16,156
       Current portion - long-term debt                                      8,100                       7,885
       Income Taxes Payable                                                      0                         166
       Accrued interest                                                      6,685                      13,498
       Other                                                                 1,946                       3,218
                                                                        ----------                    --------
         Total current liabilities                                          30,538                      66,699
                                                                        ----------                    --------
DEFERRED INCOME TAXES                                                       54,436                      51,388
                                                                        ----------                    --------
LONG-TERM DEBT                                                             286,286                     289,969
                                                                        ----------                    --------
MINORITY INTEREST                                                              690                         670
                                                                        ----------                    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
       Common stock, $1 par value; 1,000 shares
          authorized and outstanding                                             1                           1
       Paid-in capital                                                      14,887                      14,120
       Retained earnings (deficit)                                           1,305                         767
                                                                        ----------                    --------
               Total stockholder's equity                                   16,193                      14,888
                                                                        ----------                    --------
         Total liabilities and stockholder's equity                     $  388,143                    $423,614
                                                                        ==========                    ========

The accompanying notes as they relate to Holdings are an integral part of these condensed statements.

30




                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.



                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  MOBILE ENERGY                              A, B

                  HOLDINGS                                   A, B

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS:


(A) Mobile Energy is contractually obligated under three energy service agreements (the "Agreements") to provide Power Processing Services and Steam Processing Services to a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills") and Liquor Processing Services to the Pulp Mill for a period of 25 years beginning December 16, 1994. Under the terms of the Agreements, the Mill Owners are obligated to pay monthly fixed demand charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased. Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill, for which Mobile Energy provides electricity, steam and liquor processing services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). (See footnote (B) Subsequent Events).

     Mobile Energy is subject to dynamic federal, state and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has adopted (1) certain effluent limitation guidelines and standards for the control of waste water pollutants and (2) a national emission standard for hazardous air pollutants from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods (the "Cluster Rule"). The Cluster Rule (which principally applies to the Mills) will require significant modifications to the Mills. The EPA has also proposed regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards.

     Accordingly, the Cluster Rule could have a materially adverse impact on the economic status of the Mills and the amount of processing services they require, and the Combustion Rule could have a materially adverse impact on Mobile Energy directly, by requiring Mobile Energy to modify its equipment or operations in order to comply with the Combustion Rule's provisions. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures and Operations and Maintenance Costs incurred by Mobile Energy as a result of the Cluster Rule or the Combustion Rule. Nevertheless, there can be no assurance that a Mill Owner would not abandon its Mill rather than incur the costs imposed by the Cluster Rule (or any other environmental or non-environmental law or regulation) or would have the ability to comply with its obligations under the Master Operating Agreement associated with the Combustion Rule. (See footnote (B) Subsequent Events). Either such result could have a materially adverse impact on Mobile Energy's financial condition and results of operations.

     Because the final Cluster Rule and proposed Combustion Rule have only recently been published, Mobile Energy is unable to reasonably estimate the potential costs, if any, that may result from compliance with these additional programs.

     In connection with the acquisition of the Energy Complex, Mobile Energy entered into non-cancelable land leases (the "Leases") with Kimberly-Clark Tissue. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Kimberly-Clark Tissue at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Kimberly-Clark Tissue's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. On January 1, 1998, Mobile Energy adopted this standard which requires the display of comprehensive income and its components in the financial statements. In Mobile Energy's case, comprehensive income was not materially different than net income.

(B)   Subsequent Events

     Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill, for which Mobile Energy provides Power Processing Services, Steam Processing Services and Liquor Processing Services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). In connection with such mill closure, the Pulp Mill Owner also notified Mobile Energy on May 5, 1998 of its intention to terminate the Pulp Mill ESA and certain of its obligations under the Master Operating Agreement effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that payments of Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Mobile Energy currently provides energy and steam to its customers under three energy services agreements, including the Pulp Mill ESA, an energy service agreement with Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill and an energy service agreement with Warren Alabama as owner of the Paper Mill. The Pulp Mill ESA provided approximately 50% of Mobile Energy's operating revenues for the quarter ended March 31, 1998 and approximately 50% of Mobile Energy's operating revenues for the year ended December 31, 1997. Mobile Energy is evaluating the announced closure of the Pulp Mill and the termination of the Pulp Mill ESA to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the reduction in the Demand Charges and Processing Charges received by Mobile Energy due to the termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and thereafter Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including its $238 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax-Exempt Bonds. Termination of the Pulp Mill ESA will also constitute an event of default under the Indenture and the Tax-Exempt Indenture unless, within 180 days after such termination, the Pulp Mill ESA is reinstated on identical terms pursuant to the provisions of the Master Operating Agreement or Mobile Energy has entered into an alternative agreement which satisfies the requirements of the Indenture and the Tax Exempt Indenture as to the nature of the alternative agreement and the projected debt service coverage ratios. There can be no assurance that any alternative that may be available to Mobile Energy will permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds.

Item 2. COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     Mobile Energy and Holdings were formed to acquire, own and manage the energy and black liquor recovery complex (the "Energy Complex") located at an integrated pulp, paper and tissue manufacturing facility in Mobile, Alabama (the "Mobile Facility"). Holdings acquired the Energy Complex (the "Acquisition") and commenced operations on December 16, 1994 (the "Acquisition Closing Date"). Holdings transferred all its interests in the Energy Complex to Mobile Energy on July 14, 1995. Mobile Energy's sole business consists exclusively of the ownership and management of the Energy Complex. Holdings, which owns 99% of the equity interests in Mobile Energy, does not conduct any independent operations. Southern Energy owns the remaining equity interest in Mobile Energy.

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill") and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Pulp, Paper and Tissue Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor (this process, the "Liquor Processing Services"), a necessary component of the pulp making process. The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Charges for services provided to the Mills.

     Demand Charges represent compensation to Mobile Energy for dedicating a portion of the Energy Complex's capacity to the Mills. Demand Charges are designed generally to cover, among other things, costs that are in the nature of fixed costs, including debt service. Processing Charges are paid by each Mill Owner to Mobile Energy based on formulary usage charges which vary from month to month, based on the amount of Processing Services required by, and provided to, each Mill Owner and on Mobile Energy's efficiency with respect to fuel usage. Processing Charges are designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including fuel expenses.

Announced Closure of the Pulp Mill

     Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill, for which Mobile Energy provides Power Processing Services, Steam Processing Services and Liquor Processing Services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). In connection with such mill closure, the Pulp Mill Owner also notified Mobile Energy on May 5, 1998 of its intention to terminate the Pulp Mill ESA and certain of its obligations under the Master Operating Agreement effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that payments of Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Mobile Energy currently provides energy and steam to its customers under three energy services agreements, including the Pulp Mill ESA, an energy service agreement with Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill and an energy service agreement with Warren Alabama as owner of the Paper Mill. The Pulp Mill ESA provided approximately 50% of Mobile Energy's operating revenues for the quarter ended March 31, 1998 and approximately 50% of Mobile Energy's operating revenues for the year ended December 31, 1997. Mobile Energy is evaluating the announced closure of the Pulp Mill and the termination of the Pulp Mill ESA to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the reduction in the Demand Charges and Processing Charges received by Mobile Energy due to the termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and thereafter Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including its $238 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax-Exempt Bonds. Termination of the Pulp Mill ESA will also constitute an event of default under the Indenture and the Tax-Exempt Indenture unless, within 180 days after such termination, the Pulp Mill ESA is reinstated on identical terms pursuant to the provisions of the Master Operating Agreement or Mobile Energy has entered into an alternative agreement which satisfies the requirements of the Indenture and the Tax Exempt Indenture as to the nature of the alternative agreement and the projected debt service coverage ratios. There can be no assurance that any alternative that may be available to Mobile Energy will permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds.

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

Revenues

     Operating revenues for the first quarter of 1998 decreased $1.2 million, or 5.5%, compared to the first quarter 1997. The decrease is primarily due to decreased gas prices which impact the prices charged to the Mill Owners. Demand Charges and Processing Charges for the first quarter of 1998 and the first quarter of 1997, in thousands of dollars and expressed as a percent of total revenues, were as follows:


                                                                       Quarter Ended
                                               ----------------------------------------
                                                       March 31, 1998                     March 31, 1997
                                                  -----------------------             ------------------
                                                 Dollars          Percent             Dollars        Percent
                                                 -------          -------             -------        -------
                                                                           ($ in thousands)
     Demand Charges:
         Pulp Mill                              $8,807               41.9%             $8,958            40.3%
         Tissue Mill                             2,542               12.1%              2,533            11.4%
         Paper Mill                              2,580               12.3%              2,595            11.7%
                                                 -----               -----              -----            -----
                                                13,929               66.3%             14,086            63.3%

     Processing Charges:
         Pulp Mill                               1,804                8.6%              1,869             8.4%
         Tissue Mill                             2,371               11.3%              2,870            12.9%
         Paper Mill                              2,515               12.0%              2,951            13.3%
                                                  ----               -----              -----            -----
                                                 6,690               31.9%              7,690            34.6%

     Compressed Air                                240                1.1%                180             0.8%
     Ash Hauling                                   157                0.7%                287             1.3%

         Total operating revenues              $21,016              100.0%            $22,243           100.0%
                                               -======              ======            =======           ======


     The Mills' Peak Usage of Processing Services during the first quarter of 1998 and 1997 were as follows:

                                                                            Quarter Ended
                                                 ----------------------------------------
                                                        March 31, 1998                        March 31, 1997
                                                  ---------------------------            -------------------
                                                    Peak           Contractual            Peak          Contractual
      Mill     Processing Services                  Usage            Demand               Usage           Demand

      Pulp     Liquor Conversion
               MMLBs/week                            44.9             44.5                 44.0          42.7
               Steam
               MMBTUs/hr                            688.0            500.0                627.0         500.0
               Electricity
               MW/hr                                 30.0             29.5                 29.6          32.0

      Tissue   Steam
               MMBTUs/hr                            262.3            280.0                313.0         280.0
               Electricity
               MW/hr                                 38.6             37.8                 37.6          39.5

      Paper    Steam
               MMBTUs/hr                            473.2            420.0                484.0         420.0
               Electricity
               MW/hr                                 21.8             21.4                 22.2          22.5



Expenses

     Total operating expenses decreased $1.2 million, or 9.0%, from $13.0 million to $11.8 million in the three month period ending March 31, 1998 compared to the same period for 1997. This decrease is primarily due to fuel expenses. The Operations and Maintenance Costs decreased from $6.8 million to $6.7 million, a 1.5% decrease from the first quarter of 1997. Fuel expenses decreased $1.1 million, or 38.6%, from the first quarter 1998 compared to the first quarter 1997. Fuel costs decreased from 1998 to 1997 as a result of decreased gas prices.

     Interest expense decreased $0.1 million, or 2.1%, from the first quarter 1998 compared to the same period for 1997. The decrease reflects the repayment of short term notes payable with Banque Paribas in January of 1998.

Net Income

     Mobile Energy's net income for the first quarter of 1998 was $2.1 million, representing an increase of $0.1 million, or 4.6%, compared to the first quarter of 1997. Similarly, Holding's net income for the first quarter of 1998 increased 7.3%, or $0.1 million, compared to the first quarter of 1997. Income taxes were provided for based on a combined 38.25% state and federal rate applied to pretax income of $2.1 million for the first quarter of 1998 and $2.0 million for the first quarter of 1997. The Energy Complex is designed to operate efficiently in conjunction with the Mills. There can be no assurance that the closure of the Pulp Mill and termination of the Pulp Mill ESA will not cause an increase in Mobile Energy's cost structure that will have a material adverse effect on Mobile Energy's results of operations. See " - Announced Closure of the Pulp Mill" and "Item 5 Other Information - Significant Event - Pulp Mill Closure and Termination of the Pulp Mill ESA."

Liquidity and Capital Resources

     As of March 31, 1998, Holdings had $3.8 million in cash and cash equivalents and total debt of $304.8 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies. On May 5, 1998, Mobile Energy received notice of the closure of the Pulp Mill and termination of the Pulp Mill ESA effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that payments of Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Because the Pulp Mill ESA provides substantial revenues and cash flows to Mobile Energy, unless an alternative source of revenues or cash flows is obtained, closure of the Pulp Mill and termination of the Pulp Mill ESA will have a material adverse effect on the liquidity of Holdings and Mobile Energy. See " - Announced Closure of the Pulp Mill" and "Item 5 Other Information - Significant Event - Pulp Mill Closure and Termination of the Pulp Mill ESA."

     Mobile Energy's working capital needs generally relate to Operations and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the "Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operations and Maintenance Costs are budgeted at $27.9 million for 1998 . During the three month period ending March 31, 1998, actual Operations and Maintenance Costs aggregated $6.7 million compared to $6.8 million for the three months ended March 31, 1997.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar year 1998 are $34.5 million. Payments of principal and interest on long-term debt for the three month period ending March 31, 1998 aggregated $17.3 million and were $17.3 million for the same period in 1997.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under a revolving credit facility providing for working capital loans to Mobile Energy (which is limited to $15.0 million), balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $8.5 million under such a revolving credit facility maintained by Southern with Banque Paribas. As of March 31, 1998, $7.0 million of this amount had been repaid by Southern.

     Mobile Energy has established the Mill Owner Maintenance Reserve Account pursuant to the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement for the benefit of Mobile Energy and, while the Mill Owners are exercising the Mill Owner Step-In Rights, of the Mill Owners. The Mill Owner Maintenance Reserve Account is currently funded in an amount equal to $2.0 million. In lieu of funding the Mill Owner Maintenance Reserve Account with cash, Mobile Energy provided capital infusion arrangements executed by Southern in favor of Mobile Energy and the Mill Owners in an amount equal to $2.0 million in the aggregate. The Mill Owner Maintenance Reserve Account and monies on deposit therein, or otherwise credited thereto, do not secure Mobile Energy's senior indebtedness. Nevertheless, given that the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement permit funds on deposit in the Mill Owner Maintenance Reserve Account to be used, under certain limited circumstances, for, among other things, operations and maintenance expenses, amounts which are on deposit therein or otherwise credited thereto will be credited against Mobile Energy's funding obligation in respect of the Maintenance Reserve Account.

     Cash flow from operations currently consists almost exclusively of payments of Demand Charges and Processing Charges by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a mill closure or otherwise, could have a material adverse impact on Mobile Energy's cash flow. On May 5, 1998, Mobile Energy received notice of the closure of the Pulp Mill and termination of the Pulp Mill ESA effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that payments of Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. In the event that a sufficient alternative revenue source is not obtained, closure of the Pulp Mill and termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including its $238 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax Exempt Bonds. See " - Announced Closure of the Pulp Mill" and "Item 5 - Other Information - Significant Event - Pulp Mill Closure and Termination of the Pulp Mill ESA."

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter ended March 31, 1998, 66.3% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

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

     Mobile Energy believes that its current cash flow from operations, together with its other available sources of liquidity, will be adequate to fund working capital and other cash requirements for the period that the Mills, including the Pulp Mill, continue to pay Demand Charges; however, there can be no assurance that any alternatives that may be available to Mobile Energy upon termination of the Pulp Mill ESA will provide sufficient cash flows to Mobile Energy to permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases that fund the Tax Exempt Bonds, after payments of Demand Charges under the Pulp Mill ESA cease. See "- Announced Closure of the Pulp Mill" and "Item 5 Other Information - Significant Event -Pulp Mill Closure and Termination of the Pulp Mill ESA".

Funding of the Maintenance Reserve Account

     The Intercreditor Agreement requires Mobile Energy to make certain deposits into the Maintenance Reserve Account and permits Mobile Energy to make additional, discretionary deposits into the Maintenance Reserve Account. The amount of such required and discretionary deposits in any given fiscal year may be greater than the maintenance expenses actually incurred by Mobile Energy in such fiscal year. For purposes of calculating debt service coverage ratios under Mobile Energy's Financing Documents, deposits into the Maintenance Reserve Account and the Mill Owner Maintenance Reserve Account are deemed to be operating expenses in the fiscal year such deposits are made, rather than in the fiscal year funds are withdrawn from the Maintenance Reserve Account or the Mill Owner Maintenance Reserve Account to pay maintenance expenses. The effect of deeming such deposits to be operating expenses in the fiscal year the deposits are made (together with the funding provisions set forth in the Intercreditor Agreement that may cause or permit such deposits to be higher than actual maintenance expenses in any given fiscal year) is to levelize debt service coverage ratios over the term of the First Mortgage Bonds and the Tax-Exempt Bonds.

PART II  OTHER INFORMATION

Item 5.   OTHER INFORMATION

Significant Event - Pulp Mill Closure and Termination of the Pulp Mill ESA

     On May 5, 1998, Kimberly-Clark Tissue, in its capacity as Pulp Mill Owner, announced that it intends to close the Pulp Mill on September 1, 1999. Kimberly-Clark Tissue also announced that it intends to sell its southeast timberland operations (the "Southeast Timberland"), which controls over 500,000 acres of woodlands in Alabama and Mississippi. Kimberly-Clark stated that it will continue to operate the Tissue Mill and that it planned to invest approximately $100 million at the Mobile facility over the next several years to install systems that process recycled fiber and that allow the use of baled pulp. The Pulp Mill Owner also notified Mobile Energy on May 5, 1998 that it intends to terminate the Pulp Mill ESA and certain provisions of the Master Operating Agreement on September 1, 1999 (such written notice referred to herein as the "Pulp Mill Termination Notice").

     Under the Energy Services Agreements, each Mill Owner has the right to terminate its Energy Services Agreement if the Mill Owner makes a public announcement that it will close its Mill for a period of at least one year or that it will reduce production of pulp, tissue or paper (as applicable) at its Mill to certain levels. Termination may occur as soon as six months after delivery of such notice. If a Mill Owner terminates its Energy Services Agreement due to the closure of its Mill, the Mill Owner is required by the Master Operating Agreement to pay Demand Charges for a period equal to the greater of (a) six months from the date of termination or (b) the remainder of the then current demand period. The current demand period expires in December of 1999. Based on a termination of the Pulp Mill ESA effective September 1, 1999, the Master Operating Agreement and the Pulp Mill ESA provide that payment of Demand Charges pursuant to the Pulp Mill ESA will continue until March 1, 2000. No assurance can be given that the Pulp Mill Owner or another Mill Owner will not provide notice of closure of a Mill that will cause Demand Charges to be reduced prior to March 1, 2000.

     Mobile Energy is dependent upon the Pulp Mill for the Energy Complex's supply of weak black liquor and relies upon the Pulp Mill to provide almost all of the Energy Complex's supply of solid waste fuel (consisting of biomass and sludge).

     Pursuant to the Pulp Mill ESA, the Pulp Mill Owner is obligated to deliver to Mobile Energy the minimum quantity of solid waste that is required to be used by the Number 7 Power Boiler in order for it to qualify as a "solid waste disposal facility" as that term is defined under the Internal Revenue Code and the regulations promulgated thereunder (such quantity, as further defined in the Project Agreements, the "Required Solid Waste Amount"). Mobile Energy's failure to continue to receive the Required Solid Waste Amount following the termination of the Pulp Mill ESA will entitle Mobile Energy to decrease the output of the Number 7 Power Boiler (to a level consistent with the solid waste disposal requirements to maintain the tax-exempt status of the Tax-Exempt Bonds) and the amount of Processing Services delivered to the Mill Owners (without incurring any reduction in the Demand Charges payable to Mobile Energy during the then current demand period as a result).

     Pursuant to the Pulp Mill ESA, the Pulp Mill Owner also is obligated to deliver to the Energy Complex all weak black liquor that the Pulp Mill Owner requires to have processed and that the Energy Complex is capable of processing. Mobile Energy's failure to continue to receive weak black liquor from the Pulp Mill Owner following termination of the Pulp Mill ESA in amounts sufficient to operate the recovery boilers in accordance with specified prudent operating standards does entitle Mobile Energy, subject to the satisfaction of certain conditions with respect to the use of alternative fuels, to reduce the output of the recovery boilers and the amount of Processing Services delivered to the Mill Owners (again, without incurring any reduction in the Demand Charges payable to Mobile Energy during the then current demand period as a result).

     A failure by Mobile Energy to obtain solid waste or weak black liquor from the Pulp Mill Owner following termination of the Pulp Mill ESA could decrease operating cash flow to Mobile Energy to the extent that (i) Processing Charges decline due to diminished Energy Complex output and (ii) operations and maintenance costs fail to decline correspondingly. In addition, such a reduction could lead to a downward adjustment of Demand Charges in subsequent demand periods. Also, because the Energy Complex has no reliable long-term source of supply of weak black liquor other than the Pulp Mill, and because the Pulp Mill has the most readily available supply of biomass for the Energy Complex, the closure of the Pulp Mill could deprive the Energy Complex of two significant fuels, and could thereby impede, physically and economically, the Energy Complex's ability to provide electricity and steam services to the Tissue Mill, the Paper Mill or third parties.

     The Master Operating Agreement provides that the terminating Mill Owner give reasonable assistance to Mobile Energy in Mobile Energy's endeavors to create new business opportunities for the Energy Complex; however, the terminating Mill Owner has no liability or other monetary obligation to Mobile Energy if such business opportunities are not available or are not created. Kimberly-Clark Tissue has acknowledged this obligation to provide reasonable assistance in the Pulp Mill Termination Notice.

     The Master Operating Agreement grants the Mill Owners certain rights to claim or reserve the Demand of a closing Mill following a Mill Closure. If a Mill Owner has an immediate need for Energy Complex capacity that has been allocated to a closed Mill, such Mill Owner might, subject to the restrictions set forth in the Master Operating Agreement, "claim" the Demand of the closed Mill, thereby increasing the "claiming" Mill's allocation of immediately available Energy Complex capacity. "Claiming" Demand should have a limited effect on Mobile Energy's revenues, because it entails the shifting of Demand from one Mill to another without any reduction in aggregate Demand. If, by contrast, a Mill Owner anticipates a future need for additional Energy Complex capacity, but has no immediate need for such additional capacity, such Mill Owner might, subject to the restrictions set forth in the Master Operating Agreement, "reserve" the Demand of the closed Mill for future use. "Reserving" Demand could have a material adverse effect on Mobile Energy's revenues, because it requires Mobile Energy to reserve capacity for future use by a Mill without concurrently increasing that Mill's Demand Charges. The reserving Mill Owner is only required to pay Mobile Energy for its costs of "mothballing" equipment as a result of the Demand reservation.

     While Demand is reserved by a Mill Owner, Mobile Energy may use or sell the Processing Services associated with the reserved Demand to another Mill Owner or a third party only on an as-available, fully interruptible basis. Thus, the reservation of Demand prevents Mobile Energy from entering into long-term energy service contracts with third parties with respect to the Demand that has been reserved, even though the reserving Mill Owner is not paying Demand Charges to Mobile Energy with respect to such reserved Demand. The reservation by one or more of the Mill Owners of part or all of the Pulp Mill's Demands for Processing Services following the termination of the Pulp Mill ESA could, therefore, have a material adverse effect on Mobile Energy's ability to obtain alternative sources of revenues.

     In addition, the Master Operating Agreement provides that if the Pulp Mill's Demands for Processing Services are not claimed or reserved by a Mill Owner following the closure of the Pulp Mill, the Demands of the closed Pulp Mill are deemed to be relinquished, and may be sold by Mobile Energy to third parties; however, it cannot now be determined that alternative customers will be willing or able to enter into long or short term energy service contracts with

Mobile Energy following termination of the Pulp Mill ESA due to closure of the Pulp Mill. The Energy Complex was designed to provide processing services to the Mills and benefits from certain efficiencies derived from its relationship with the Mills, including proximity and ready availability of certain fuel products. Other customers requiring power, steam and/or liquor processing may not be readily available following the termination of the Pulp Mill ESA.

     In general, sales to customers other than the Mills may require Mobile Energy to significantly modify (1) the charges currently received by Mobile Energy or (2) the assets comprising the Energy Complex in order to effectuate such sales or to obtain additional regulatory approvals that could be required in order to enable Mobile Energy to provide the appropriate services. For example, Mobile Energy does not have the necessary regulatory approvals to sell electricity to Alabama Power or to any other person that intends to resell the electricity to third parties nor does it own or have contractual rights to use transmission facilities necessary to provide electricity to parties other than the Mills. To make wholesale electricity sales (to Alabama Power for instance), Mobile Energy would have to obtain approval of the terms of such sales from FERC. In addition, providing power or steam processing services to end-users other than the Mill Owners could subject Mobile Energy to regulation by, and could require approval of, the Alabama PSC. Any modifications to the Energy Complex or its regulatory structure could increase Mobile Energy's projected capital and operating expenses. Furthermore, no assurance can be given that any regulatory approvals that may be required for Mobile Energy to sell or transmit to other customers would be granted.

     Failure of Mobile Energy to find a suitable long-term customer to replace the Pulp Mill after termination of the Pulp Mill ESA or to develop other strategies to replace the loss of revenues and cash flow from the Pulp Mill ESA will have a material adverse effect on Mobile Energy's financial condition and results of operations, and Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including its First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds. See "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Announced Closure of Pulp Mill."

     The preceding summaries of contract terms and the description of certain effects of the termination of the Pulp Mill ESA are in summary form and are qualified in their entirety by reference to the descriptions of such contracts and such effects contained in the Annual Report on Form 10-K for the year ended December 31, 1997, and to the full text of the actual agreements, which have previously been filed as exhibits to the Registration Statement on Form S-1 dated August 15, 1995, commission file number 33-92776.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit 27 - Financial Data Schedules
         (a)    Mobile Energy
         (b)    Holdings

    (b)  Reports on Form 8-K.

         Neither registrant filed a Form 8-K during the first quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES COMPANY, L.L.C.



     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)




     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)



                                                         Date:    May 15, 1998
-------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES HOLDINGS, INC.



     By       S. Marce Fuller
              President and Chief Executive Officer
              (Principal Executive Officer)



     By       James A. Ward
              Vice President and Controller
              (Principal Financial Officer)

                                                        Date:    May 15, 1998